Form 10QSB
period 1999-01-31
INTEGRATED FOOD RESOURCES INC
filed 1999-03-23
CIK 1072555

                     INTEGRATED FOOD RESOURCES, INC.

                              FORM 10-QSB
                      2ND QUARTER, FISCAL YEAR 1999
                   NOVEMBER 1, 1998 - JANUARY 31, 1999

ITEM 1 - FINANCIAL INFORMATION

                    CONSOLIDATED BALANCE SHEET
                            UNAUDITED
                        JANUARY 31, 1999

                ASSETS
            CURRENT ASSETS
Cash                                                   $     13,735
Accounts Receivable                                    $    131,967
Note Receivable                                        $     27,525
Inventory                                              $    209,455
Prepaid Expenses                                       $    170,260
Prepaid Interest                                       $      5,953
                                                       ------------
      TOTAL CURRENT ASSETS                             $    558,894

             FIXED ASSETS
Office and Fact. Equip                                 $    408,348
Tuna Packing Plant                                     $    918,735
Less Accumulated Depreciation                          $   (142,076)
Land Held for Development                              $ 74,498,400
  Valuation Adj-Foreign Land Grant                     $(74,498,400)
Wireless Contract-Long Term                            $    349,172
Other Assets                                           $     16,241
                                                       ------------
      TOTAL FIXED ASSETS                               $  1,550,420

            INTANGIBLE ASSETS
Goodwill                                               $  4,591,035
Less: Amortization                                     $   (150,198)
                                                       ------------
      TOTAL INTANGIBLE ASSETS                          $  4,440,837

    TOTAL ASSETS                                       $  6,550,151
                                                       ------------
                                                       ------------
              LIABILITIES
Current Liabilities
Accounts Payable                                       $    300,790
Accrued Liabilities                                    $          -
Notes Payable (Stockholder)                            $    253,166
Short Term Notes Payable                               $    108,457
                                                       ------------
      TOTAL CURRENT LIABILITIES                        $    662,413

    LONG TERM LIABILITIES
Deferred Income-Contracts                              $    349,172
Longterm Capital Lease                                 $     19,006
Long Term Note payable                                 $    565,056
                                                       ------------
      TOTAL LONG TERM LIABILITIES                      $    933,234


    TOTAL LIABILITIES                                  $  1,595,647

               EQUITIES

Preferred Stock, $.001 par value 10,000,000 shares
 authorized, 800 issued and outstanding                $      4,051
Additional Paid-in-capital(Preferred)                  $  4,045,950
Common Stock, $.001 par value, 50,000,000 shares
 authorized, 16,184,643 issued and outstanding         $     16,180
Additional Paid-in-capital (Common)                    $  4,120,596
Retained Earnings                                      $ (2,505,732)
Net Income                                             $   (726,541)
                                                       ------------
      TOTAL EQUITY ACCOUNTS                            $  4,954,504

  TOTAL LIABILITIES & OWNERS EQUITY                    $  6,550,151
                                                       ------------
                                                       ------------

                    CONSOLIDATED STATEMENTS OF INCOME
                                UNAUDITED
                    FOR THE PERIODS ENDING JANUARY 31

                                 QUARTER ENDED JANUARY 31   SIX MONTHS ENDED JANUARY 31
                                    1999          1998           1999           1998
                                 ------------------------------------------------------
GROSS SALES                      $ 266,155     $1,791,206     $  433,245     $2,812,325

COST OF GOODS SOLD               $  85,536     $1,749,653     $  148,746     $2,779,152

SELLING, GENERAL AND ADMIN
 EXPENSES
Administrative/Consulting        $ 182,512     $  335,496     $ 327,931      $  595,621
Other selling and general        $ 182,565     $  125,589     $ 316,623      $  198,131
Depreciation & Amortization      $ 127,136     $    7,905     $ 255,517      $   15,127
Interest Expense                 $   4,184     $   66,922     $ 110,968      $  117,362
Miscellaneous Expense            $       -     $        -     $        -     $        -
                                 ------------------------------------------------------
  TOTAL OPERATING EXP.           $ 496,398     $  535,912     $1,011,040     $  926,241

TOTAL INCOME                     $(315,780)    $ (494,358)    $ (726,541)    $ (893,067)
                                 ------------------------------------------------------
     OTHER INCOME
Interest Income                  $       -     $       87     $        -     $      860
Miscellaneous Income             $       -     $        -     $        -     $        -
                                 ------------------------------------------------------
     TOTAL OTHER INCOME          $       -     $       87     $        -     $      860
                                 ------------------------------------------------------
NET INCOME                       $(315,780)    $ (494,272)    $ (726,541)    $ (892,208)
                                 ------------------------------------------------------
                                 ------------------------------------------------------

       SHARES OUTSTANDING

         LOSS PER SHARE

                   CONSOLIDATED STATEMENT OF CASH FLOWS
                               UNAUDITED
                  FOR THE PERIOD ENDING JANUARY 31, 1999

CASH FLOWS RELATED TO OPERATING ACTIVITIES
Net Loss                                                $  (726,541)

ADJUSTMENTS TO RECONCILE NET LOSS TO CASH FROM
 OPERATING ACTIVITIES
  Depreciation and Amortization                         $   255,517
  Increase/Decrease in:
    Receivables                                         $   460,236
    Note Receivable                                     $   (27,525)
    Inventories                                         $    14,428
    Prepaid expenses                                    $  (166,430)
    Accounts Payable                                    $    46,132
    Accrued Liabilities                                 $   (33,453)
                                                        -----------
    Net cash from Operating activities                  $   548,906

CASH FLOWS RELATED TO INVESTING ACTIVITIES
  Purchase of equipment                                 $  (112,297)
  Tuna packing plant costs                              $      (118)
  Other Assets                                          $     3,255
  Goodwill                                              $  (179,601)
                                                        -----------
  Net cash from financing activities                    $  (288,761)

CASH FLOWS RELATED TO FINANCING ACTIVITIES
  Repayment of related-party notes payable              $(4,008,334)
  Repayment of related-party notes payable              $   (11,768)
  Proceeds from Long Term Capital Lease                 $    10,974
  Proceeds from Long Term Notes Payable                 $   157,549
  Issuance of Preferred Stock                           $     4,050
  Additional Paid-in-Capital-Preferred                  $ 4,045,950
  Issuance of Common Stock                              $       100
  Additional Paid-in-Capital-Common                     $    66,512
                                                        -----------
  NET CASHING FROM FINANCING ACTIVITIES                 $   265,033

    NET INCREASE /(DECREASE) IN CASH                    $  (201,362)

CASH, BEGINNING OF PERIOD                               $   215,097

CASH, END OF PERIOD                                     $    13,735

           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                 UNAUDITED
                     FOR THE PERIOD ENDED JANUARY 31, 1999

                                  Common Stock          Preferred Stock      Additional Paid-in-Capital                    Total
                              --------------------    -------------------   ---------------------------  Accumulated  Stockholders'
                                Shares     Amount      Shares     Amount      Common        Preferred       Deficit        Equity
                              ----------   -------    ---------   ------    ----------   ---------------  -----------  -------------
Balance, July 31, 1998        16,084,643   $16,080          799   $    1    $4,054,084                    $(2,505,732)   $1,564,433

Conversion of Notes to ITG &
 ITGF into Preferred Stock                            4,050,000   $4,050                    $4,045,950                   $4,050,000

Issuance of Common stock
 for Netbridge Acquisition        20,000   $    20                          $   66,512                                   $   66,532

Issuance of Common Stock
 to Grupo Megaplus                80,000   $    80                                                                       $       80

Net Loss                                                                                                  $  (726,541)   $ (726,541)

Balance, January 31, 1999     16,184,643   $16,180    4,050,799   $4,051    $4,120,596      $4,045,950    $(3,232,273)   $4,954,504

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

REVIEW OF OPERATING RESULTS

CLIPPERNET CORPORATION, INC. (CNC)

     During the quarter November 1, 1998 to January 31, 1999, CNC had earnings (losses) of ($106,534) on sales of $261,966. As previously disclosed, CNC's financial data prior to its acquisition in July of 1998 is not available for comparison. At the current annualized revenue levels, CNC is operating in a single regional market at close to break-even at the EBITDA level of ($16,269). As CNC expands its market dominance in the Eugene/Springfield, Oregon market and reaches demonstrated profitability, this regional business model will be duplicated in a nationwide roll-out achieved through licensing, acquisition of local Internet Service Providers (ISP), joint ventures and internally-funded deployment of the technology.

     Growth and expansion of CNC's operations continued apace with previous forecasts. CNC expanded its customer base of Internet users to approximately 10,000 and captured in excess of a 20% share of the Eugene/Springfield market. Additional employees have been added to CNC's staff to support these on-going developments. New commercial accounts and private subscriptions have been added in several locations in the Willamette Valley, and CNC's sales activities throughout the Western States Region continue according to plans.

     The Company is actively negotiating the acquisition of existing internet access companies. Growth will occur through acquisition and the deployment of the technology in new markets. These acquisitions will be undertaken in a manner supportive of the Company's long-term operational and strategic goals.

SEABOURNE VENTURES, INC. (SEABOURNE)

     During the quarter November 1, 1998 to January 31, 1999, Seabourne had earnings (losses) of ($209,246) on sales of $4,189. This compares with earnings (losses) of ($494,272) on sales of $1,791, 206 from the same period from the previous fiscal year.

     This decline in revenue is attributed to management's decision to terminate the company's tuna packing activity in Mexico. Abnormal weather patterns caused by El Nino and La Nina conditions are seen as the cause behind a rise to all time high levels in the price for frozen tuna. The result has been the inability of the Company to gain access to a consistent supply of competitively-priced, high-quality, dolphin-safe frozen tuna raw material.

     As previously disclosed in Form 10-SB, Seabourne foresaw that it would be difficult for the independent operators of small bait-boats to fulfill the terms of their supply contracts, given the prevailing El Nino and La Nina conditions in the Eastern Tropical Pacific fishing grounds and the need for extended more-costly voyages. The increasing demand for dolphin-safe tuna pushed raw material prices up to the point where fully compensatory pricing exceeded what the market would bear.

     Seabourne's current strategy is to take full control of the sourcing operation for raw material. The Company's plans to build and operate its own fleet of fishing and processing vessels has been accelerated. The design of super-efficient fishing vessels has been completed and negotiations are underway to complete the financing and ship building contracts. The Company contemplates contracting with a European shipyard for the construction of up to six 79 meter vessels. The ships will be financed through pre-sold contracts to major U.S. food retailers, export loans, grants and local government subsidies. The Company expects to finance most of the cost of the vessels.

     In the opinion of Seabourne management, the interests of the shareholders will be best served by suspending the current operations at the cannery in Mexico. Instead of continuing to operate at a negative gross margin, management opted instead to stop production and regain control of low cost raw material. It has further been decided that the Company will hold in abeyance its option to acquire the Ensenada, Mexico tuna canning plant until such time as it is able to fully control the supply of raw material through the operation of its own fishing fleet.

CAPITAL NEEDS AND FUTURE REQUIREMENTS

CNC

     CNC's growth will be funded through a private placement to institutional and accredited investors for a combination of convertible preferred stock and warrants issued at the parent company level. Negotiations with major funding sources are expected to result in the successful closing of a $20 to $25 million financing package in the 3rd fiscal quarter for the Company's technology division. The preferred shares are convertible at a pre-set percentage of any proposed initial public offering price.

     The Company is giving consideration to selling a minority interest in CNC for the purpose of raising capital. It is contemplated that the Company will combine its technology assets (CNC's proprietary high-speed wireless microwave Internet access technology and Project Harvest-Registered Trademark-) prior to this offering.

SEABOURNE

     The ships will be financed through pre-sold contracts to major U.S. food retailers, export loans, grants and local government subsidies. The company expects to finance most of the cost of the vessels.

CAPITAL-INTENSIVE PROJECTS

     On January 26, 1999, the Company's Board of Directors announced the acquisition of a 20 year exclusive worldwide licensing agreement for Project Harvest-Registered Trademark-. a software technology that is the subject of several U.S. and international patent-pending applications. The license includes the use of the registered trademarks "Project Harvest-Registered Trademark-" and "World Trade Through Pioneering Technology-Registered Trademark-".

     Project Harvest-Registered Trademark- is a software-driven technology that links global buyers and sellers of food products via secure internet connections, and it will enable them to consummate business to business E-commerce transactions. Buyers will be able to identify specific suppliers who meet their customized requirements for hazard control, food safety, process control, hygiene, manufacturing practices, financial stability and product quality. As Standard & Poors did for the financial industry, Project Harvest-Registered Trademark- will create the first global standard for the rating of factories and product quality. This business to business E-Commerce technology is expected to revolutionize the way food products are bought and sold worldwide.

     The Company expects to need $10 million to finish the programming, hire a top-flight management team and complete the launch plans. These funds will be provided as explained above through the Company's sale of convertible preferred stock.

CNC

     CNC continues to develop Points-of-Presence (PoP) in selected regional markets. The PoP's will serve as hub sites to connect new commercial accounts to CNC's wireless, microwave, internet access network. The approximate cost for this phase of expansion in the third and fourth fiscal quarters is projected at $1 million. CNC will need an additional $9 to $12 million to complete its roll-out strategy and recruitment and staffing efforts.

SOURCES OF LIQUIDITY

     On January 18, 1999, the Company converted $4,050,000 of its unsecured convertible notes to International Trade Group, LLC and ITG Finance, LLC into Series A convertible preferred stock. These shares will be issued to each lender at the rate of 1 share for each $1 of loan amount.

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

     On December 1, 1998 , the Company, as plaintiff, filed a 7-count civil action in the Superior Court of New Jersey, Bergen County Law Division, docket no. BER-L, against Kennedy Funding, Inc., (KFI), a commercial lending institution organized under the laws of New Jersey, as defendant, alleging, among other complaints, breach of written and oral contract, failure to perform and equitable estoppel. The Company entered into a negotiation with KFI for a commercial loan of $16,000,000 to be used as working capital to finance the Company's food trading activities. KFI predicated granting the loan on the Company meeting specific conditions and collateralization requirements, and it required from the Company a commission prepayment fee of $90,000. The Company deposited this sum with KFI with the written understanding that is was refundable should the loan fail to close for any reason whatsoever, and it complied with all conditions of collateralization. KFI failed to grant the loan, and it declared the deposit to be non-refundable and withheld its return. The Company intends to vigorously defend its position in this matter, and it is confident it will receive a favorable judgment. No adverse material outcome is expected.

ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS

     As disclosed above, the Company will issue 4,050,000 shares of its Series A convertible preferred stock. Management believes this contribution to the Company's capitalization will enable it to fulfill its growth and expansion plans.

ITEM 3 - DEFAULTS ON SENIOR SECURITIES

     During the covered period, there were no defaults on any senior securities.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the covered period, no matters were submitted to a vote of the shareholders.

ITEM 5 - OTHER INFORMATION

     The following additional matters of interest occurred during the covered period.

     On October 20, 1998, the Board of Directors appointed Ransom
Southerland, President and CEO of CNC to the Board of the Company.

     On October 20, 1998, the Board of Directors approved a stock option program for key employees, directors and new Company hires. The salient points of this program are:

     - 1.7 million shares of the Company's common stock allocated for the program

     - directors to be issued options for 150,000 shares with vesting to occur over 3 years at the rate of 50,000 per year

     -    options set to expire on October 20, 2008

     - exercise price of the options set at $1 1/32 (the trading price at the time of the Board's decision)

     - shares proportionally vested if a director for any reason leaves the board

     -    option plan subject to review by corporate legal counsel

     On November 2, 1998, the Board of Directors appointed Philip M. Chrusz to the Board of the Company. Mr. Chrusz tendered his resignation to the Board on February 11, 1999.

     During the covered period, the Board approved the issuance of 100,000 new shares of the Company's common stock. The total now issued and outstanding is 16,184,643 shares.

ITEM 6 - EXHIBITS

     All relevant and previously disclosed exhibits incorporated by reference. No new exhibits attached.