Form 10QSB
period 1999-04-30
INTEGRATED FOOD RESOURCES INC
filed 1999-06-15
CIK 1072555

                       SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.


                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE QUARTER PERIOD ENDED APRIL 30, 1999


                           Commission File No. 0-25109


                         Integrated Food Resources, Inc.
                         -------------------------------
                (Name of Small Business Issuer in Its Charter)


           State of Nevada                            93-1255001
           ---------------                            ----------
   (State or other jurisdiction of                 (I.R.S. Employer
   incorporation or organization)                 Identification No.)


                 6700 S.W. Sandburg Street, Tigard, Oregon 97223
                 -----------------------------------------------
                    (Address of Principal Executive Offices)


                                  503-598-4375
                                  ------------
                            (Issuer's Telephone No.)


   Issuer has (1) filed all reports required to be filed by Section 13 or 15(d)
     of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

   As of April 30, 1999, there were 16,184,643 shares of Class A Common
                         Stock issued and outstanding.

                         INTEGRATED FOOD RESOURCES, INC.

                                   FORM 10-QSB
                          3RD QUARTER, FISCAL YEAR 1999
                        FEBRUARY 1, 1999 - APRIL 30, 1999

               PART I FINANCIAL INFORMATION

              ITEM 1 - FINANCIAL STATEMENTS

                CONSOLIDATED BALANCE SHEET
                        UNAUDITED
           FOR THE PERIOD ENDING APRIL 30, 1999


            Assets
        Current Assets
Cash                                         $      27,495
Accounts Receivable                          $     154,223
Note Receivable                              $       7,500
Inventory                                    $     139,336
Prepaid Expenses                             $     123,997
Prepaid Interest                             $           -
                                             --------------
          Total Current Assets               $     452,551

         Fixed Assets
Office and Fact. Equip                       $     453,864
Tuna Packing Plant                           $     918,735
Less Accumulated Depreciation                $    (185,579)
Land Held for Development                    $  74,498,400
Valuation Adj-Foreign Land Grant             $ (74,498,400)
Other Assets                                 $      16,241
                                             --------------
            Total Fixed Assets               $   1,203,261

      Intangible Assets
Goodwill                                     $   4,591,035
Less: Amortization                           $    (225,746)
                                             --------------
       Total Intangible Assets               $   4,365,289

         TOTAL ASSETS                        $   6,021,090
                                             --------------
                                             --------------

         Liabilities
Current Liabilities
Accounts Payable                             $     300,146
Accrued Liabilities                          $           -
Notes Payable (Stockholder)                  $     420,794
Short Term Notes Payable                     $      10,022
                                             --------------
     Total Current Liabilities               $     730,962

    Long Term Liabilities
Longterm Capital Lease                       $      19,006
Long Term Note Payable - Stockholder         $      98,240
Long Term Note Payable - Third Party         $     628,230
                                             --------------
   Total Long Term Liabilities               $     745,476


      TOTAL LIABILITIES                      $   1,476,438

           Equities

Preferred Stock, $.001 par
value 10,000,000 shares
authorized, 800 issued and
outstanding                                  $       4,051
Additional Paid-in-capital(Preferred)        $   4,045,950
Common Stock, $.001 par value,
50,000,000 shares authorized,
16,184,643 issued and outstanding            $      16,800
Additional Paid-in-capital(Common)           $   4,145,596
Retained Earnings                            $  (2,505,732)
Net Income                                   $  (1,161,382)
                                             --------------
         Total Equity Accounts               $   4,544,663

Total Liabilities & Owners Equity            $   6,021,101
                                             --------------
                                             --------------


                       CONSOLIDATED STATEMENTS OF INCOME
                                   UNAUDITED
                        FOR THE PERIODS ENDING APRIL 30


                                                        Quarter Ended April 30                   Six Months Ended April 30
                                                        1999                1998                 1999                   1998
                                               -------------------------------------------------------------------------------------
Gross Sales                                             $ 260,478             $971,873             $ 693,723            $ 3,785,250

Cost of Goods Sold                                      $ 213,699           $1,087,128             $ 362,446            $ 3,866,280

SELLING, GENERAL AND ADMIN EXPENSES
Administrative/Consulting                               $ 231,804             $234,408             $ 574,585              $ 830,029
Other selling and general                               $ 109,986             $ 58,944             $ 424,384              $ 257,075
Depreciation & Amortization                             $ 119,052              $ 9,270             $ 374,567               $ 24,397
Interest Expense                                          $ 6,968             $ 65,857             $ 119,041              $ 183,719
Miscellaneous Expense                                         $ -                  $ -                   $ -                    $ -
                                               -------------------------------------------------------------------------------------
   Total Operating Exp.                                 $ 467,810             $368,478           $ 1,492,578            $ 1,294,719

Total Income                                            $(421,031)          $ (483,734)          $(1,161,302)           $(1,375,749)
                                               -------------------------------------------------------------------------------------

             Other Income
Interest Income                                               $ -                  $ -                   $ -                  $ 860
Miscellaneous Income                                          $ -                  $ -                   $ -                    $ -
                                               -------------------------------------------------------------------------------------

          Total Other Income                                  $ -                  $ -                   $ -                  $ 860
                                               -------------------------------------------------------------------------------------

Net Income                                              $(421,031)          $ (483,734)          $(1,161,302)           $(1,374,889)
                                               -------------------------------------------------------------------------------------
                                               -------------------------------------------------------------------------------------


                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                    UNAUDITED
                      FOR THE PERIOD ENDING APRIL 30, 1999


                   CASH FLOWS RELATED TO
                   OPERATING ACTIVITIES
                                 Net Loss                                                 $ (421,031)

       Adjustments to reconcile net loss to cash from
                         operating activities
                                                    Depreciation and Amortization           $119,051
                                                            Increase/Decrease in:
                                                                      Receivables           $(21,656)
                                                                  Note Receivable           $ 20,025
                                                                      Inventories           $ 70,119
                                                                 Prepaid Expenses           $ 52,216
                                                                 Accounts Payable           $(15,055)
                                                              Accrued Liabilities                $ -
                                                                                  -------------------
                                               Net Cash from Operating Activities           $224,700

                   CASH FLOWS RELATED TO
                   INVESTING ACTIVITIES
                                                            Purchase of Equipment           $(45,516)
                                                         Tuna Packing Plant Costs                $ -
                                                                     Other Assets                $ -
                                                                         Goodwill                $ -
                                                                                  -------------------
                                               Net Cash from Investing Activities           $(45,516)

                   CASH FLOWS RELATED TO
                   FINANCING ACTIVITIES
                                         Repayment of Related Party Notes Payable           $167,628
                                           Repayment of Third Party Notes Payable           $(98,435)
                                            Proceeds from Long Term Capital Lease                $ -
                              Proceeds from Long Term Notes Payable - Third Party           $ 63,174
                            Proceeds from Long Term Notes Payable - Related Party           $ 98,240
                                                      Issuance of Preferred Stock                $ -
                                             Additional Paid-in-Capital-Preferred           $ 25,000
                                                                                  -------------------
                                               Net Cash from Financing Activities           $255,607

                                                  Net Increase (Decrease) in Cash           $ 13,759

                                                        CASH, BEGINNING OF PERIOD           $ 13,735

                                                              CASH, END OF PERIOD           $ 27,494


            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                    UNAUDITED
                      FOR THE PERIOD ENDING APRIL 30, 1999


                                 Common Stock        Preferred Stock                                                       Total
                                 ------------        ---------------        Additional Paid-in-Capital   Accumulated   Stockholders'
                              Shares     Amount      Shares    Amount       Common           Preferred     Deficit        Equity
                              ------     ------      ------    ------       ------           ---------     -------        ------
Balance January 31, 1999    16,184,643   $16,180   4,050,799    $4,051    $4,120,596        $4,045,950   $(3,246,083)  $ 4,940,694

Contributed Capital                                                       $   25,000                                   $    25,000

Net Loss                                                                                                 $  (421,031)  $ (421,031)

Balance April 30, 1999      16,184,643   $19,180   4,050,799    $4,051    $4,145,596        $4,045,950   $(3,667,114)  $ 4,544,663


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

REVIEW OF OPERATING RESULTS

CLIPPERNET CORPORATION, INC. (CLIPPERNET)

         During the quarter February 1, 1999 to April 30, 1999, ClipperNet had a loss of $309,657 on sales of $200,003. At the current annualized revenue levels, ClipperNet is operating in a single regional market at the EBITDA level of ($220,326). As ClipperNet continues to expand its market dominance as the provider of high-speed microwave Internet transport in the Eugene/Springfield, Oregon market and reaches demonstrated profitability and operational stability, this regional business model will be duplicated in a nationwide roll-out achieved through licensing, acquisition of local Internet Service Providers (ISP), joint ventures and internally-funded deployment of the technology.

         ClipperNet intends to continue following its growth strategy which has been formulated along three primary fronts: organic growth of its network and marketing influence, acquisition of ISPs in markets where the implementation of its high-speed microwave technology is practical and through strategic alliances with companies that enhance ClipperNet's ability to address its primary markets. Additional tower sites have been identified and contracts are being negotiated for equipment space and continued expansion. Growth and expansion of ClipperNet's operations continued on target with previous forecasts. ClipperNet is focusing on expanding its business customer base of Internet users by utilizing advertisement credits with local media, and it expects to capture a substantial share of high-speed business-to-business transport customers in the Eugene/Springfield market. New commercial accounts and private subscriptions continue to be added in several locations in the Willamette Valley, and

ClipperNet's sales activities throughout the Western States Region continue according to plans.

SEABOURNE VENTURES, INC. (SEABOURNE)

         During the quarter February 1, 1999 to April 30, 1999, Seabourne had a loss of $111,374 on sales of $60,475. This compares with a loss of ($483,734) on sales of $1,791, $971,873 from the same period from the previous fiscal year.

         As previously disclosed in Form 10-QSB for the quarter ended January 31, 1999, all tuna packing operations have been suspended while Company management identifies and establishes the necessary means to take full control of the sourcing operation for raw material. The key to being able to assert this control is the deployment of its own fleet of fishing and factory processing vessels. Securing the financing to build and operate this fleet is senior management's top daily priority, and the expectations for a successful closure remains high. Negotiations also remain underway towards finalization of construction contracts with a European shipyard for up to six 79 meter vessels.

CAPITAL NEEDS AND FUTURE REQUIREMENTS

CLIPPERNET

         Anticipated funding of ClipperNet's growth will be through private placement to institutional and accredited investors for a combination of convertible preferred stock and warrants issued at the parent company level. Presentations of ClipperNet's high-speed microwave technology have been made to investors. Significant progress has been made with regard to assessment of milestones and implementation.

SEABOURNE

         The ships will be financed through pre-sold contracts to major U.S. food retailers, export loans, grants and local government subsidies. The company expects to finance most of the cost of the vessels.

CAPITAL-INTENSIVE PROJECTS

         The Company remains actively engaged in the development of Project Harvest-Registered Trademark-. Project Harvest-Registered Trademark- is a software-driven technology that links global buyers and sellers of food products via secure internet connections, and it will enable them to consummate business to business E-commerce transactions.

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

         The Company's expected funding requirements to finish the software development, hire the management team and complete the business plan remains as previously disclosed at $10 million. These funds are expected to be provided through the Company's sale of convertible preferred stock.

CLIPPERNET

         ClipperNet continues to develop Points-of-Presence (PoP) in selected regional markets in early implementation of its "x"/PoP rollout plan. The "x"/PoP plan includes Z/PoPs (Zone Points-of-Presence, e.g., the Zone office located in Eugene, Oregon - functioning alongside ClipperNet corporate), M/PoPs (Metro Points-of-Presence, e.g., Tigard, Oregon), A/PoPs (Area Points-of-Presence, e.g., Lebanon, Albany & Corvallis, Oregon) and B/PoPs (Broadcast Points-of-Presence, e.g., KUGN AM/FM radio station, Eugene, Oregon). Revised estimates for the "x"/PoP rollout strategy are anticipated at $10 to $15 million for the initial milestone of Z/PoPs in each time zone with appropriate staffing and network infrastructure.

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

         Kennedy Funding, Inc. (KFI), as defendant, has responded to the previously disclosed civil action filed by the Company, as plaintiff, in the Superior Court of New Jersey, Bergen County Law Division, docket no. BER-L, by filing a counterclaim. KFI alleges the Company failed to meet the terms of the loan commitment, and they have filed for a judgement for $375,000.00 plus attorney's fees. The Company will continue to vigorously defend its position in this matter, and it remains confident it will receive a favorable final judgment. No adverse material outcome is expected.

ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS

         During the covered period, there were no changes in the number of issued and outstanding shares in any class of the Company's securities. The total of Class A Common Stock issued and outstanding as of the end of the Company's third fiscal quarter is 16,184,643 shares.

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

         On February 11, 1999, the Board of Directors accepted the resignation of Phillip M. Chrusz as a Director.

         On March 18, 1999, the Board of Directors accepted the resignation of Brian E. Bittke as Executive Vice President and a Director.


ITEM 6 - EXHIBITS

         All relevant and previously disclosed exhibits incorporated by reference. Financial Data Schedule will file by amendment.