Form 10QSB/A
period 1999-04-30
INTEGRATED FOOD RESOURCES INC
filed 1999-06-15
CIK 1072555

                       SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.


                        AMENDMENT NO. 1 TO FORM 10-QSB

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

               PART I FINANCIAL INFORMATION

              ITEM 1 - FINANCIAL STATEMENTS

                CONSOLIDATED BALANCE SHEET
                        UNAUDITED
           FOR THE PERIOD ENDING APRIL 30, 1999


            Assets
        Current Assets
Cash                                         $      27,495
Accounts Receivable                          $     154,223
Note Receivable                              $       7,500
Inventory                                    $     139,336
Prepaid Expenses                             $     123,997
Prepaid Interest                             $           -
                                             --------------
          Total Current Assets               $     452,551

         Fixed Assets
Office and Fact. Equip                       $     453,864
Tuna Packing Plant                           $     918,735
Less Accumulated Depreciation                $    (185,579)
Land Held for Development                    $  74,498,400
Valuation Adj-Foreign Land Grant             $ (74,498,400)
Other Assets                                 $      16,241
                                             --------------
            Total Fixed Assets               $   1,203,261

      Intangible Assets
Goodwill                                     $   4,591,035
Less: Amortization                           $    (225,746)
                                             --------------
       Total Intangible Assets               $   4,365,289

         TOTAL ASSETS                        $   6,021,101
                                             --------------
                                             --------------

         Liabilities
Current Liabilities
Accounts Payable                             $     300,146
Accrued Liabilities                          $           -
Notes Payable (Stockholder)                  $     420,794
Short Term Notes Payable                     $      10,022
                                             --------------
     Total Current Liabilities               $     730,962

    Long Term Liabilities
Longterm Capital Lease                       $      19,006
Long Term Note Payable - Stockholder         $      98,240
Long Term Note Payable - Third Party         $     628,230
                                             --------------
   Total Long Term Liabilities               $     745,476


      TOTAL LIABILITIES                      $   1,476,438

           Equities

Preferred Stock, $.001 par
value 10,000,000 shares
authorized, 800 issued and
outstanding                                  $       4,051
Additional Paid-in-capital(Preferred)        $   4,045,950
Common Stock, $.001 par value,
50,000,000 shares authorized,
16,184,643 issued and outstanding            $      16,180
Additional Paid-in-capital(Common)           $   4,145,596
Retained Earnings                            $  (2,505,732)
Net Income                                   $  (1,161,382)
                                             --------------
         Total Equity Accounts               $   4,544,663

Total Liabilities & Owners Equity            $   6,021,101
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


            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                    UNAUDITED
                      FOR THE PERIOD ENDING APRIL 30, 1999


                                 Common Stock        Preferred Stock                                                       Total
                                 ------------        ---------------        Additional Paid-in-Capital   Accumulated   Stockholders'
                              Shares     Amount      Shares    Amount       Common           Preferred     Deficit        Equity
                              ------     ------      ------    ------       ------           ---------     -------        ------
Balance January 31, 1999    16,184,643   $16,180   4,050,799    $4,051    $4,120,596        $4,045,950   $(3,246,083)  $ 4,940,694

Contributed Capital                                                       $   25,000                                   $    25,000

Net Loss                                                                                                 $  (421,031)  $ (421,031)

Balance April 30, 1999      16,184,643   $16,180   4,050,799    $4,051    $4,145,596        $4,045,950   $(3,667,114)  $ 4,544,663


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

SEABOURNE VENTURES, INC. (SEABOURNE)

         During the quarter February 1, 1999 to April 30, 1999, Seabourne had a loss of $111,374 on sales of $60,475. This compares with a loss of $483,734 on sales of $971,873 from the same period from the previous fiscal year.

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