Form 10QSB/A
period 1999-01-31
INTEGRATED FOOD RESOURCES INC
filed 1999-10-18
CIK 1072555

SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.

                               Amendment Number 1
                                  FORM 10-QSB/A

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTER PERIOD ENDED JANUARY 31, 1999


                           Commission File No. 0-25109

                         Integrated Food Resources, Inc.
                 ----------------------------------------------
                 (Name of Small Business Issuer in Its Charter)


       State of Nevada                                          93-1255001
-------------------------------                             --------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                               Identification No.)


                 6700 S.W. Sandburg Street, Tigard, Oregon 97223
                 -----------------------------------------------
                    (Address of Principal Executive Offices)


                                  503-598-4375
                            ------------------------
                            (Issuer's Telephone No.)

Issuer has (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (of for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

As of January 31, 1999, there were 16,184,643 shares of Class A Common Stock issued and outstanding.

                         INTEGRATED FOOD RESOURCES, INC.

                                   FORM 10-QSB
                          2ND QUARTER, FISCAL YEAR 1999
                       NOVEMBER 1, 1998 - JANUARY 31, 1999


Item 1 - Financial Information
------------------------------

         Included by reference to original filing are:

                  -  Consolidated Balance Sheet
                  -  Income Statement
                  -  Cash Flow Statement
                  -  Changes in Stockholder's Equity
                  -  Financial Data DSchedule

Item 2 - Management's Discussion and Analysis of Financial Conditions and
-------------------------------------------------------------------------
Results of Operations
---------------------

Review of Operating Results

ClipperNet Corporation, Inc. (CNC)
----------------------------------

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

Seabourne Ventures, Inc. (Seabourne)
------------------------------------

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

Capital Needs and Future Requirements

CNC
---

         CNC's growth will be funded through a private placement to institutional and accredited investors for a combination of convertible preferred stock and warrants issued at the parent company level. Negotiations with major funding sources are expected to result in the successful closing of a $20 to $25 million financing package in the 3rd fiscal quarter for the Company 's technology division. The preferred shares are convertible at a pre-set percentage of any proposed initial public offering price.

         The Company is giving consideration to selling a minority interest in CNC for the purpose of raising capital. It is contemplated that the Company will combine its technology assets (CNC's proprietary high-speed wireless microwave Internet access technology and Project Harvest(R)) prior to this offering.

Seabourne
---------

         The ships will be financed through pre-sold contracts to major U.S. food retailers, export loans, grants and local government subsidies. The company expects to finance most of the cost of the vessels.


Capital-Intensive Projects

         On January 26, 1999, the Company's Board of Directors announced the acquisition of a 20 year exclusive worldwide licensing agreement for Project Harvest(R). a software technology that is the subject of several U.S. and international patent-pending applications. The license includes the use of the registered trademarks "Project Harvest(R)" and "World Trade Through Pioneering Technology(R)".

         Project Harvest(R) is a software-driven technology that links global buyers and sellers of food products via secure internet connections, and it will enable them to consummate business to business E-commerce transactions. Buyers will be able to identify specific suppliers who meet their customized requirements for hazard control, food safety, process control, hygiene, manufacturing practices, financial stability and product quality. As Standard & Poors did for the financial industry, Project Harvest(R) will create the first global standard for the rating of factories and product quality. This business to business E-Commerce technology is expected to revolutionize the way food products are bought and sold worldwide.

         The Company expects to need $10 million to finish the programming, hire a top-flight management team and complete the launch plans. These funds will be provided as explained above through the Company's sale of convertible preferred stock.

CNC
---

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

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings
--------------------------

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

Item 2 - Changes in Securities and Use of Proceeds
--------------------------------------------------

         As disclosed above, the Company will issue 4,050,000 shares of its Series A convertible preferred stock. Management believes this contribution to the Company's capitalization will enable it to fulfill its growth and expansion plans.

Item 3 - Defaults on Senior Securities
--------------------------------------

         During the covered period, there were no defaults on any senior securities.

Item 4 - Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

         During the covered period, no matters were submitted to a vote of the shareholders.

Item 5 - Other Information
--------------------------

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

Item 6 - Exhibits
-----------------

         All relevant and previously disclosed exhibits incorporated by reference. Attached and included in this amended filing is new exhibit "Technology and Trademark License Agreement dated January 25, 1999 between Alain de la Motte and Integrated Food Resources, Inc."