Form 10QSB/A
period 1999-01-31
INTEGRATED FOOD RESOURCES INC
filed 1999-10-22
CIK 1072555

SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.

                               Amendment Number 2
                                  FORM 10-QSB/A

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

         On January 25, 1999 the Company entered into a Technology and Trademark License Agreement with Alain de la Motte, its Chief Executive Officer. The agreement grants the Company the right to utilize certain technology, patents, trademarks and trade names for a period of 20 years with two 20 year renewal options. In exchange for the license, the Company has agreed to pay a $200,000 fee to Alain de la Motte at such time when either its consolidated stockholders' equity exceeds $15,000,000 or it successfully raises $15,000,000 in additional debt. The Company will also pay the Chief Executive Officer royalty fees measured at 7.5% of the gross profits realized from commercial use of the technology and the rights granted through the agreement. To date, neither the debt nor equity milestones have been met, and the Company has yet to make commercial use of the technology, patents, trademarks and trade names. Therefore, the Company's contingent liability under the agreement will only be recognized in the future when the financing milestones or operating results from commercial applications of the technology and rights occur.

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