Form 10KSB
period 1999-07-31
INTEGRATED FOOD RESOURCES INC
filed 1999-12-16
CIK 1072555

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-KSB
                   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934



       July 31, 1999                                           0-25109
---------------------------                          ---------------------------
(For the Fiscal Year Ended)                               (Commission No.)



                         Integrated Food Resources, Inc.
--------------------------------------------------------------------------------
                 (Name of Small Business Issuer in Its Charter)


        State of Nevada                                        93-1255001
---------------------------                          ---------------------------
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


Securities to be registered pursuant to Section 12(b) of the Act:
                                      None
                                      ----
                                (Title of class)

Securities of be registered pursuant to Section 12(g) of the Act:
                           Class A Voting Common Stock
                           ---------------------------
                                (Title of class)

Checkwhether the issuer (1) filed all reports required to be filed by Section
     13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period than the registrant was required to file such reports), and
     (2) has been subject to such filing requirements for the past 90 days.
                                                                 [x] Yes [ ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy of information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to the Form 10-KSB. [x]

Revenues for the fiscal year ended July 31, 1999 were $917,839.

The aggregate market value of voting stock held by non-affiliates of the Registrant was approximately $22,266,645 as June 29, 1999.

Documents incorporated by reference:  None

                                     PART I


ITEM 1.  DESCRIPTION OF THE BUSINESS

History

         Integrated Food Resources, Inc. ("the Company") was originally organized in the State of Oregon on September 12, 1966 under the name of The Oregon Trail Company. The original business of the Company was the development of a family-oriented recreational theme park on the Oregon coast. In May 1968, the Company changed its name to Pixieland Corporation, and the development of the theme park continued under the new corporate entity. The theme park opened in 1968 and closed in October 1978. The closure was caused by poor attendance and lack of public support of the theme park concept. At that time, the Company stopped all of its operations and remained an inactive corporation until May 1989.

         At various times since May 1989, the Company changed its name to American Business Associates, Inc.; Cyberwin Corporation; and back to Pixieland Corporation. These name changes were made in conjunction with several efforts to acquire or merge with existing businesses. None of these business ventures developed into the on-going, successful enterprise that was contemplated. In October 1996, the Company changed its state of incorporation to Nevada.

         Pursuant to a renewed effort at a reorganization, on September 25, 1997 the Company changed its name to Integrated Food Resources, Inc. and installed its current management team. On September 29, 1997, the Company signed a Share Exchange Agreement with Seabourne Ventures, Inc. ("Seabourne"), a newly formed Oregon corporation organized by the current management of the Company. Seabourne was organized as a wholly-owned subsidiary of the Company to operate its business of harvesting, processing and distributing seafood and seafood-related food products.

         On July 31, 1998, the Company signed an Asset Acquisition Agreement and Plan of Reorganization with Clipper Cubed Corporation ("Clipper Cubed"), a Nevada corporation whereby the Company purchased all of the assets of Clipper Cubed in exchange for common stock of the Company. In conjunction with the agreement, the Company formed ClipperNet Corporation ("ClipperNet"), an Oregon corporation, and the assets purchased from Clipper Cubed were transferred to ClipperNet. ClipperNet became a wholly-owned subsidiary of the Company, and Clipper Cubed stopped doing business. ClipperNet has developed a proprietary high-speed wireless, microwave communications technology with broad applications for the Internet including Internet access, voice transmission, video-conferencing, document sharing and audio and video streaming.

         In June of 1999, the Company's Board of Directors passed a resolution creating Morningstar Finance, Inc. ("Morningstar"), a newly formed Oregon corporation. Morningstar was organized as a wholly-owned bankruptcy remote subsidiary of the Company to operate its business of raising money, prudently managing the investment of those proceeds and supporting the Company's capital projects and food trading programs. On June 14, 1999, the Company filed Restated Articles of Incorporation with the Secretary of State of the State of Oregon on behalf of Morningstar. Restated Articles of Incorporation were again filed with the Secretary of State of Oregon on September 7, 1999 to change the name from Morningstar to Integrated Food Finance Corp. ("IFFC").

         As used in this annual report, whenever reference is made to the Company, it shall include Seabourne, ClipperNet and Morningstar, if the context is appropriate.


Business and Operating Plan

         The Company is engaged in the business of procuring, processing, marketing and distributing private-label food products for large retail food chains in the United States and Canada. The Company obtains its food products from non-affiliated production facilities located throughout the world which are in turn supplied to retail food chain clients by International Trade Group, LLC ("ITG"), an affiliated company.

         ITG is an Oregon limited liability company of which Alain L. de la Motte, the Chairman, Chief Executive Officer and director of the Company, owns a 90% controlling interest. Formed in 1992, ITG is an independent, privately-held company. It serves as the central international sourcing and procurement arm for such major U.S. food retail chains as the Kroger Company, Western Family Foods, Aldi and Safeway. Where these chains could invest the time and financial resources to become international sourcing experts, they have found it more economical and efficient to entrust their private label food product procurement to ITG. ITG's international business expertise lies in global procurement operations, foreign factory audits, process control systems, quality control management, trade financing, global logistics, import administration, governmental regulatory compliance and domestic warehousing and distribution. The collective volume requirements of these retailers represents a significant position of purchasing strength which ITG leverages to negotiate advantageous supplier contracts throughout the world. The Company will be one of the suppliers from whom ITG will procure foreign produced private-label food products. ITG's purchases from the Company are arms-length transactions reflecting market prices and customary profit margins.

          Seabourne is in the business of harvesting, processing, marketing and distributing seafood products, principally canned tuna fish and tuna-related products. Seabourne will use proprietary harvesting techniques for catching tuna in the open seas and factory ships for initial processing of the tuna. This harvesting and processing system will allow Seabourne to offer canned tuna and tuna-related products that are superior in quality and that is priced below established national brands. Seabourne is a source of tuna and other seafood-related products for the Company. Prior to being acquired by the Company, Seabourne had entered into an Asset Acquisition Agreement with ITG on July 1, 1997 whereby Seabourne acquired, among other things, certain tuna processing equipment and other related assets.

         In fiscal year 1998, the Company and the Republic of Guinea ("Guinea"), a French-speaking, West African nation, entered into three separate Project Development Agreements ("Agreements") covering agricultural and aquacultural development. One agreement deals with the establishment of prawn farms and a processing facility. Another covers the development of tropical fruit plantations and a processing facility. The third one covers the issuance fishing permits for the country's territorial waters as well as the development of facilities for fish processing and cold storage. Subsequent to the signing of the Agreements, the Guinean government transferred to the Company approximately 35,000 acres of prime coastal agricultural and aquacultural land for the purpose of implementing the Agreements. The land is owned by the Company free of encumbrances and obligations, including the specific obligations to develop the land as previously required by the Agreements. The government of Guinea expects significant economic benefits from the land grant to the Company such as employment opportunities, infrastructure development and the generation of hard currency reserves through the export of the food products processed by the Company.

         ClipperNet provides high-speed, wireless Internet access services to business and residential customers in Oregon's Willamette Valley. This service is delivered using point-to-point microwave technology as an alternative to traditional Internet access. ClipperNet's microwave network technology can be installed quickly and efficiently. It requires that a small antenna be installed on the roof of an office building or a home. Microwave transmissions carrying the digitized data are received by the antenna and carried through a transceiver to a router which distributes incoming and outgoing data to and from individual workstations. The system is suited for video conferencing, web hosting, web browsing, e-mail and Internet faxing.

         ClipperNet's growth is tied in large part to the acquisition of existing and complementary Internet service provider networks. An example of how this growth is anticipated to transpire occurred in November 1998 when ClipperNet purchased the assets of Netbridge Internet Access Services, an Internet service provider located in Newport and Lincoln City, Oregon.

         ClipperNet competes in the Internet access industry against three primary delivery technologies:

         o Telecommunication Networks: Over the next 3-4 years, data transmissions are expected to account for about 95% of the $192 billion annual revenues of the U.S. local and long distance communication industry. This delivery system is principally targeted at the business-user segment. The industry is investing in fiber optics for its main trunk systems, but there is still limited availability of this broadband infrastructure at the user sites. Major players in this group include AT&T (which owns
                TCI), MCI Worldcom, Sprint, Bell Atlantic and GTE.

         o Internet Service Providers: This market for service to U.S. homes is estimated at an annual volume of $4.2 billion. Most providers have yet to invest in broadband infrastructure, but this is expected to change as the demand for high speed access grows. Major providers include AOL, Microsoft Network, Mindspring/Netcom, Earthlink and the services provided by companies such as AT&T and MCI.

         o Television Cable Companies: This market is estimated at an annual volume of $30 billion. The revenue share derived from data transmissions is expected to grow as the industry upgrades its network infrastructure with high-speed two-way hybrid fiber optic coaxial cable which will enable the home user market to make better use of this service. Major cable companies include TCI (owned by AT&T), Time Warner, Comcast, Cox, Cablevision and Media One.

         On January 26, 1999, the Company's Board of Directors announced the acquisition of a 20 year exclusive worldwide licensing agreement for Project Harvest(R). Project Harvest(R) is a proprietary e-commerce system that will link buyers and sellers of food products throughout the world via secure Internet connections. The pending patents for Project Harvest(R) represent a series of consecutive separate process patent application filed from early 1995 through late 1998. All the patents were subsequently incorporated in a combined omnibus patent application containing 17 families of patents with a total of 190 individual claims. This asset of the Company represents a formidable barrier to competition, and the Company intends to aggressively defend against possible infringement of its proprietary rights.

         Using Project Harvest(R), buyers will be able to identify specific suppliers who can meet their customized requirements for product specifications, food safety, process control, hygiene, manufacturing practices, financial stability and product quality. In the same manner that a rating from Standard & Poors or Moody's turns a financial instrument into a marketable security, Project Harvest(R) will create the first global standard for the rating of factories and product quality. This business to business e-commerce technology is expected to revolutionize the way food products are bought and sold worldwide. It is anticipated that Project Harvest(R) will be reflective of the Company's core business strategy in the years to come.

         Traditional global sourcing of food products is done in one of two ways. In "cold calling", manufacturer directories and similar reference sources are used to identify foreign companies who become the recipients of unsolicited, broadcast-fax offers to buy or sell a product. "Brokered relationship" involves a buyer in one country, a seller in another and one or more middlemen between the principals. Both approaches are inefficient. The former requires the repetitive exchange of verbal and written communications to qualify the separate parties' ability to perform and to verity the validity of the unsolicited offer. In the latter, product quality can become a secondary consideration to the spread created between seller and buyer prices, and the middlemen guardedly protect their interests by withholding the identity of the principals.

         Project Harvest(R) eliminates these inefficiencies and simplifies the consummation of the global transactions. Selected, prequalified buyers and suppliers from throughout the world will be invited to participate in Project Harvest(R) and to register specific information about themselves. A buyer can access the database to identify supplier contacts, product specifications, product ingredients, quality control procedures, labelling options, seasonal availability, factory locations and trade and banking references. A supplier can rely on this tool to review similar information in the buyer database. The databases are accurate, password protected and firewall insulated, and they will enable buyers and sellers to quickly identify and confidently qualify potential business partners throughout the world.

         Modules within Project Harvest(R) automatically format the buyer's product requirements into a clear and concise Request for Quotation ("RFQ") which is then sent directly to the potential supplier. The supplier's quote goes directly back to that genuinely interested, well-qualified buyer. The open and direct communication allows transactions to be completed with fewer obstacles and in less time than under the traditional approaches. The RFQ and the quote can also be posted on the Project Harvest(R) trading floor where other registered buyers and sellers can determine their interest. This market making service extends the opportunity to consummate a transaction beyond the initial contact to all registered participants in the Project Harvest(R) system.

         Project Harvest(R) includes a translator program that allows the users to communicate in multiple foreign languages. A buyer can create an RFQ in his native language, and Project Harvest(R) will translate that communication into the language of the recipient. In return, the supplier's quote is prepared in his native language which is then translated for the buyer.

         One of Project Harvest(R)'s distinct innovations is the incorporation of standardized factory ratings. It is very unlikely that the same food product from different suppliers was produced under the same manufacturing conditions. Given these inherent variances, a buyer's quality assurance department must visit and review each potential supplier's manufacturing processes, sanitation standards, employee health practices, quality control procedures, process engineering controls and regulatory requirement compliance. Given the number of potential suppliers, a buyer's investment in time and money can be considerable. This expenditure is compounded by the fact that the same supplier is visited and reviewed by every buyer in the industry.

         Project Harvest(R) simplifies factory evaluation and approval by standardizing the rating process. The Company has drawn upon its industry experience to develop a list of criteria which form the basis for the Project Harvest(R) factory rating standard. Recognized authorities with experience in global food processing and regulatory compliance will use this rating system to conduct on-site evaluations around the world. Buyers will be able to rely on factory ratings to discern a supplier's commitment to quality assurance, process control and manufacturing procedures. Project Harvest(R) will alert registered buyers when a query identifies a unrated prospective supplier.

         Morningstar was formed to provide for the Company's financing requirements. Its principal function is to raise capital and to manage the investment of that capital to generate proscribed rates of return. Morningstar purchases marketable investment grade securities as specifically permitted by agreement with its lenders. The loans or the proceeds from the investing activities will be a major source of funding for the Company's various capital development projects. Proceeds will also used to mitigate currency risk by purchasing forward currency contracts and through other hedging activities. Morningstar was structured as a bankruptcy remote company to enhance its attractiveness to lenders as a worthy borrower. Morningstar will also directly and/or indirectly participate in the Company's food trading and arbitrage activities. Given ITG's strategic alliances with major retailers, private label distributors, food service groups and national brokerage organizations, the Company anticipates these trading activities will prove to be successful.

         The U.S. Food and Drug Administration ("FDA") is the principal governmental regulatory agency involved with the Company's products. The FDA sets standards for domestically produced and imported food products to ensure they will not have a pernicious or deleterious impact on U.S. consumers. Information from all import shipments of foreign-produced food products is submitted to the FDA for review. Among the attributes of interest to the FDA are foreign production facility, country-of-origin, food type, container type, processing controls and labelling characteristics. If it is satisfied with the information presented, the FDA will advise the importer the food products are released for entry into the commerce of the United States. If its review of the information indicates a likelihood the food product is not fit for human consumption, the FDA can reject the shipment and deny distribution. Such action is generally not taken until after samples of the food product have been collected and sent to a food laboratory for testing and analysis. The Company accepts that a small percentage of its product will be subject to in-transit delay due to FDA review and that some rejections for reasons beyond the Company's control may occur. It is recognized that such delays and possible rejections are an inherent risk of the imported food products industry. There are no specific environmental laws to which the Company and its product line is subject.


ITEM 2.  DESCRIPTION OF PROPERTY

         The Company's headquarter offices are located in the Western Family Foods Building at 6700 S. W. Sandburg Street., Tigard, Oregon 97223, a 36,000 square foot, free standing, Class A corporate headquarter office building with full facilities and amenities. The Seabourne and Morningstar corporate offices are also located at this site. The Company's space is secured by a month-to-month lease. Seabourne also maintains an office in Seattle, Washington. ClipperNet rents approximately 1800 square feet of office space at 2295 Coburg Rd., Suite 105, Eugene, Oregon 97401. ClipperNet's network operations center occupies 400 square feet of leased office space at 2300 Oakmont Way, Eugene, Oregon 97401. Management believes that its current space is suitable for its intended purpose. The Company's offices are adequately covered by insurance.

         The Company owns approximately 35,000 acres of coastal land in the west African nation of the Republic of Guinea ("Guinea"). This land is free and clear of encumbrances by the Guinean government, and the Company intends to use it, its buildings and other improvements to develop and operate a tuna processing plant, a shrimp farm and tropical fruit plantations.

ITEM 3.  LEGAL PROCEEDINGS

         On December 1, 1998, the Company, as plaintiff, filed a 7-count civil action in the Superior Court of New Jersey, Bergen County Law Division, docket no. BER-L, against Kennedy Funding, Inc., ("KFI"), a commercial lending institution organized under the laws of New Jersey, as defendant, alleging, among other complaints, breach of written and oral contract, failure to perform and equitable estoppel.

         The Company entered into a negotiation with KFI for a $16,000,000 loan that was to be secured by the land in Guinea and other assets. The Company intended to use the proceeds of this loan to finance its food trading activities and to cover certain underwriting expenses and fees associated with the closing of $400 million funding transaction that was being negotiated with a major investment firm. KFI predicated granting the loan on the Company meeting specific conditions and collateralization requirements, and it required a deposit of $90,000 in prepaid fees and legal expenses. The Company delivered this sum with KFI with the written understanding that the deposit was fully refundable should the loan fail to close for any reason whatsoever. The Company complied with all conditions of the collateralization. KFI failed to grant the loan, declared the deposit to be non-refundable and withheld return of the $90,000.

         KFI, as defendant, has filed a counterclaim in which KFI alleges that the Company failed to meet the terms of the loan commitment. In its counterclaim, KFI seeks damages of $375,000 plus attorney's fees.

         During the deposition phase of the proceedings, certain facts deemed detrimental to the defendant were discovered, and the Company's complaint has been broadened to include two additional counts of fraud. The Company intends to vigorously pursue its action against KFI and to defend against the counterclaim. The Company is confident it will receive a favorable judgment, and no adverse material outcome is expected.


ITEM 4.  SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS

         On June 23, 1999, the shareholders holding a majority of the voting power of the Company's issued and outstanding common stock executed a written consent pursuant to the provisions of the Nevada Business Corporation Act amending the Company's Articles of Incorporation to increase the authorized Series A Preferred Stock to 10,000,000 shares and to establish the conversion rights of said Series A Preferred Stock. The consenting shareholders held an aggregate of 8,446,201 shares representing 52.1% of the Company's total of 16,198,966 issued and outstanding shares of common stock as of the date of the written consent.


                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company is authorized to issue 50,000,000 shares of Class A common stock and 50,000,000 shares of Class B common stock. As of July 31, 1999, there are 16,198,966 shares of Class A common stock issued and outstanding. This is an increase of 14,323 shares since the end of the previous fiscal quarter. These shares were authorized by the Board of Directors for inclusion in severance packages offered to several employees of ClipperNet. No shares of Class B common stock are issued and outstanding. Each share of Class A common stock entitles the shareholder (a) to one non-cumulative vote for each share held of record on all matters submitted to a vote of the stockholders, (b) to participate equally and to receive dividends as may be declared by the Board of Directors and (c) to participate pro rata in any distribution of assets available for distribution upon liquidation of the Company. Stockholders have no preemptive rights to acquire additional shares of common stock or any other securities. The Company's common stock is not subject to redemption, carries no rights to purchase other securities of the Company and is non-assessable.

         The Company's common stock has been traded in the over-the-counter market since January 1998 and prices for the common stock are published on the OTC Bulletin Board under the symbol "IFGR.OB". This market is limited and the common stock prices quoted by brokers is not a reliable indication of the value of the common stock.

         The following table sets forth the range of high and low bid prices for the Company's common stock during each quarter of the reporting period.

                  Quarter Ending                   High                Low

                  October 31, 1998                 $4.50               $0.375
                  January 31, 1999                 $2.00               $0.6875
                  April 30, 1999                   $3.875              $0.60
                  July 31, 1999                    $3.50               $2.00

         These prices may reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual purchases and sales by investors.

         The Company has never paid cash dividends on its common stock; however, dividends may be paid in the future if the Company's earnings justify it. There are approximately 4,100 shareholders of the Company's common stock.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Review of Financial Condition

         As of July 31, 1999 and 1998, the Company had total assets of $149,000 and $6,650,000, respectively. As of July 31, 1999, the Company's current assets were $138,000 and its current liabilities were $292,000 resulting in a deficit working capital position of $154,000. As of July 31, 1998, the Company had current assets of $1,041,000 and current liabilities of $4,670,000, which resulted in a deficit working capital position of $3,269,000. The changes in assets and working capital are attributable to the Company's write-off of its tuna processing facilities and the divestiture of its internet access service segment during the year ended July 31, 1999. Assets written off during 1999 included all of the Company's remaining plant facilities located in Ensenada, Mexico which had a recorded book value of $896,000 at the time of disposal and $4,171,000 in unamortized goodwill previously recognized from the Company's acquisition of ClipperNet Corporation in 1998.

         To mitigate losses incurred from operations in 1999, the Company's primary creditors, International Trade Group, LLC and ITG Finance LLC, which are related parties to the Company, exchanged $4,050,000 in outstanding current debt for preferred shares in the Company. The preferred shares have voting and dividend rights equal to those of all common shareholders. In addition, preferred shareholders enjoy liquidation preferences superior to existing common shareholders and have rights to convert their holdings into common stock. These preferred shares may be voluntarily exchanged for common stock at a rate of $1 per share, which will become subject to adjustment should changes arise in the Company's capitalization. Mandatory conversion of preferred shares to common stock will occur upon the earlier of a 30-day written notice from the Company or immediately prior to the closing of a public offering by the Company. Despite the conversion of related party debt to preferred stock during 1999, the Company had a deficit equity position of $144,000 at July 31, 1999 compared to stockholders' equity of $1,564,000 at July 31, 1998.

         Included among the Company's assets as of July 31, 1999 and 1998 was land held for future development of $74,498,000 offset by an equal amount recorded as an adjustment for foreign land grant. The land was acquired as a land grant from Guinea, and was recorded on the basis of appraised value. However, the value of the land has been offset by the adjustment for foreign land grant in accordance with international accounting standards. The adjustment balance will be amortized to income in future years in amounts that will offset depreciation or amortization expense arising form assets acquired or constructed for use in conjunction with the foreign land grant. The land was received by the Company free of encumbrance and without any commitment or obligation to Guinea. Management believes development of properties in Guinea will require a significant commitment of funds to realize its potential operating value. Accordingly, the Company continues to pursue and evaluate viable sources of long-term financing for future agricultural and aquacultural operations in the Guinea.

         Subsequent to July 31, 1999, the Company was in the process of finalizing negotiations and receiving a letter of commitment for approximately $200 million in senior secured notes to assist in funding operations and financing the construction of fishing vessels for the Company's food processing operations. Once funding is finalized, management intends to place the debt and related funds in a newly established special-purpose subsidiary, Integrated Food Finance Corp. Since it has no active operations as of July 31, 1999, the Company's closing of this financing arrangement, or its ability to obtain other debt or equity funding, will be critical for future operations. In addition, the Company's ability to utilize additional financing in profitable operations will be essential for its future viability. Management is confident that the proposed financing will be closed to allow suitable funding for anticipated future operations.


Review of Operating Results

         During the 1st quarter of fiscal year 1999, the Company decided to revise its strategy for packing tuna in Mexico. When the Company first became a supplier of canned tuna fish, it contracted with Agroindustrias Rowen S.A. de C.V. ("Rowen"), an independent, non-related processing facility in Ensenada, Mexico, for product that would be sold at fixed prices. This proved to be a satisfactory source of supply until the market pricing for raw materials and finished goods deviated from the underlying cost assumptions of the model. The El Nino conditions that prevailed in the Eastern Pacific Ocean disrupted the supply chain for tuna, and prices for high-quality, dolphin-safe frozen tuna reached such record high levels that fully compensatory pricing for finished goods was pushed beyond what the market would bear.

         Despite the unfavorable combination of increasing costs and declining revenues, the Company felt an obligation to fulfill its customer commitments, and it is the fulfillment of these commitments that ultimately accounts for the negative performance reported by the Company in this segment of its business. Given these current and projected marketplace dynamics, all indications were that an on-going operation at the Rowen plant would continue to result in a negative gross margin to the detriment of shareholder interest. On July 12, 1999, the Company sent Rowen written notification of its intent to terminate the Toll Packing Agreement. The Company also decided to hold in abeyance its option to acquire the Rowen cannery until such time as it can deliver a dependable supply of competitively priced, dolphin-safe raw material through its own fishing operations.

         For the year ended July 31, 1999, the Company experienced a loss from continuing operations of $1,934,000 or $.12 per share of common stock and, after deducting losses from discontinued operations of $4,000,000, experienced a consolidated net loss of $5,934,000 or $.37 per share of common stock.

         Operating revenues from continuing operations were only $108,000 for the year ended July 31, 1999 and were derived exclusively from tuna processing sales. Sales in this segment of the Company's business were limited by the adverse operating environment in Mexico and by the difficulty in bringing to a conclusion the Rowen bankruptcy proceedings. Given termination of the Toll Packing Agreement, all assets pertaining to the Mexican tuna packing operations were liquidated or written off by July 31, 1999. As a result, the Company wrote off accounts receivable, inventories and plant assets, net of certain liabilities, totaling $997,000 in disposing of its seafood processing plant assets. As of July 31, 1999, the Company continues to hold land held for future development in the Republic of Guinea which management intends to utilize in the future to support long-term agriculture and aquaculture projects.

         Throughout 1999, the Company also operated an Internet access service enterprise through its wholly-owned subsidiary ClipperNet. While its promise remains strong, ClipperNet's growth and operating results were less than satisfactory, and continued financing of its operations was becoming particularly burdensome to the consolidated group. For the year ended July 31, 1999, ClipperNet lost $740,000 from operations on sales of $809,000. As of July 31, 1999, ClipperNet had a deficit working capital position of approximately $430,000. On September 9, 1999, the Company's Board of Directors approved a reorganization plan enabling ClipperNet's management group to take control of that company. The Company discontinued operating in this segment of business effective July 31, 1999.

         The Company's divestiture of ClipperNet was accomplished through a series of transactions. First, ClipperNet completed a 20-for-1 reverse split of its outstanding common stock. This resulted in the Company receiving 50,000 shares of common stock for the 1,000,000 shares of ClipperNet common stock it held prior to the split. ClipperNet then issued 1,870,479 shares of its common stock to former shareholders in exchange for 1,015,702 shares the same former shareholders held in the Company's common stock and $693,849 in debt owed to them by ClipperNet. These transactions resulted in the Company owning approximately 2.6% of the outstanding common stock of ClipperNet and ClipperNet owning approximately 6.3% of the Company as of July 31, 1999. Management of the Company determined that its remaining investment in ClipperNet as of July 31, 1999 was of no value and, as a result, all of the Company's investment in ClipperNet of $3,260,000 was written of as of July 31, 1999. The Company's statement of operations for the year ended July 31, 1999 reflects a total loss from the disposal of ClipperNet and discontinuance of its operating segment of $4,000,000 or $.25 per share of common stock.

         Under the reorganization agreement, the 1,015,702 shares of the Company's common stock surrendered by the ClipperNet management group were surrendered to and are being held by an escrow agent, and the Company has an unconditional, ten-year option to repurchase these shares. This option can be exercised at the Company's discretion by tendering to ClipperNet whichever of the following has the lesser monetary value: 1) a cash payment of $4,570,659 or
2) its 50,000 shares of ClipperNet common stock. The cash payment is calculated on the basis of 1,015,702 shares multiplied by an agreed upon share value of $4.50. The value of the Company's 50,000 shares will be based on the market price of the ClipperNet stock at the time the option is exercised.

         Further to the reorganization agreement, Ransom R. Southerland tendered his resignation without reservation from the Company's Board of Directors, and Alain L. de la Motte and James M. McKenzie tendered their respective resignations also without reservation from

ClipperNet's Board of Directors. All resignations have been unanimously approved. Closing on the terms and conditions of the reorganization took place on October 1, 1999.

         For the year ended July 31, 1999, the Company suffered a gross loss from continuing operations of $27,000 on sales of $108,000. This compares to a gross loss of $560,000 on sales of $5,379,000 for the year ending July 31, 1998. Selling, general and administrative expenses of $521,000 caused a loss from operations of $548,000. After the recognition of losses for the disposal of seafood processing plant assets of $997,000, a write-down for the impairment of assets of $99,000, depreciation and amortization expenses of $174,000 and interest of $115,000, the Company incurred losses from continuing operations of $1,934,000. This compares to operating losses of $2,452,000 for the year ending July 31, 1998. With operating losses and write-off of the Company's remaining investment in its internet access segment, net losses for the year were $5,934,000. The Company's net loss from continuing operations was $.12 per share of common stock while discontinued operations caused additional losses of $.25 per share of common stock. Overall, for the year ended July 31, 1999, shareholders realized a $.37 loss per share of common stock ownership in the Company. For the year ending July 31, 1998, the Company reported losses per share of common stock of $.15.


Capital Needs and Future Requirements

Capital-Intensive Projects

         When the Company and Guinea signed the Agreements, it was optimistically felt that the necessary financing could be secured in a timely manner, and clauses were written into the Agreements indicating the projects would be completed by the end of fiscal year 1998. This expectation proved to be overly aggressive, and the projects were targeted for initiation during fiscal year 1999. Despite diligent efforts, the Company has been unable to obtain the necessary financing. Consequently, the projects have not been initiated. Moreover, given changing priorities since the signing of the Agreements, the Company has decided to delay further consideration of these projects until it can again devote the necessary attention to obtaining the funding. The Company has not set a date for when it will renew this effort. The Agreements have not been cancelled and remain in full force and effect. At this time, there are no plans to begin the development of the projects. The Company has communicated its intentions for these projects to its contacts in Guinea who have reiterated their long-term support of and commitment to the Agreements and to their relationship with the Company.

         It was the Company's intent to initiate several capital development projects during fiscal year 1999. These projects included 1) the acquisition of two modernized tuna processing facilities in Mexico, Indonesia or Thailand, 2) the construction of twelve bait boats and 3) the project development activities in Guinea under the Agreements. The Company, however, has been unable to take these steps due to the unanticipated delays it has experienced in obtaining financing. As a result, the Company has withdrawn its intentions to move forward on these projects. It is unlikely that the Company will revive its interest in the acquisition of the processing facilities or in the construction of the bait boats, and its intention to postpone the development of the projects covered by the Agreements has previously been discussed.

         The Company continues to actively pursue the construction of six combination fishing/factory ships with an approximate cost of $180 million. The design of these fishing vessels has been completed. During fiscal year 1998, no expenses were incurred for ship design services. During fiscal year 1999, the Company paid Tomra Engineering AS of Norway $6,000 for design services relative to the fishing vessels. These design service expenses have been accounted for in the Company's financial statements under the category of prepaid expenses. It is anticipated that the first of these vessels will be operational by the third quarter of fiscal year 2000.

         The Company is also prepared to move ahead on finalizing the development of Project Harvest(R). As previously discussed, Project Harvest(R) will permit any buyer or seller with an Internet connection to engage in global business to business E-commerce transactions. The Company's long-term strategy for Project Harvest(R) envisions the building of business relationships with highly skilled and experienced Internet technology companies. The services of some will be engaged on a contract basis to complete the design and programming of Project Harvest(R) and its operating systems. The services of others, such as ClipperNet, will be secured through lease arrangements to support the connections through which the E-commerce transactions will be conducted.

         The Company received a Letter of Commitment dated November 17, 1999 from an institutional lender which is the U.S. affiliate of a major European financial institution. The commitment is for $200 million. The loan will be made to IFFC, the Company's wholly-owned subsidiary which was organized for the purpose of obtaining debt financing for the Company's projects, specifically the construction of the fishing vessels and Project Harvest(R). When the commitment is funded, IFFC will issue its 7% Senior Notes which will be due in December 2001. The loan will be collateralized by a stand-by letter of credit issued by a major European bank. The Company expects the financing to be completed on or before the end of calendar year 1999.

         These projections are based on forward-looking events and occurrences which involve risks and uncertainties including, without limitation, demand and competition for the Company's products, relations with suppliers, the ability of the Company to control costs and expenses, the ability of the Company to penetrate its chosen distribution channels, foreign currency risks, international political and trade relations and general economic conditions. There may be other factors not mentioned above that may cause actual results to differ materially from any forward-looking information.


Year 2000 Compliance

         The Company's reliance on the use of computers and automated systems in its business operations creates a potential vulnerability to the effects of the Year 2000 issue ("Y2K"). The Company has made a preliminary determination that led to the upgrading of software programs with recently-released Y2K compliant versions. The Company also identified those assets in its hardware inventory that required attention, and steps have been taken to upgrade or replace the Y2K deficient components. Additional upgrades to its software programs and automated systems are scheduled for completion by the third calendar quarter of 1999. The cost to upgrade existing software, convert to new software and correct existing data records is estimated at $10,000.

         By the end of the fiscal year, the Company will have incurred approximately $2,000 in Y2K compliance expenses. The Company believes its compliance strategy will support timely reaction to new difficulties as they manifest themselves and will enable effective implementation of the necessary remedial actions.

         The Company has no control over the computer systems of its banks, vendors, customers or other third parties, and disruptions to these systems could impair the Company's ability to obtain product or to sell to or service its customers. Information made available to the Company indicates these unrelated parties have taken and are continuing to take the necessary steps to achieve Y2K compliance. The Company's planning strategy also anticipates the potential effects of Y2K in the third world countries in which it conducts its business. Where the Company expands its foreign operations prior to the end of 1999, it will assess the host country's state of Y2K preparedness. Should a country be deemed to lack the technical expertise or financial capabilities to achieve Y2K preparedness, the Company anticipates direct investment in or partnered financing for the resources necessary to ensure it can effectively operate in the local environment. The costs for such a contingency are included in the Company's estimates listed above. The Company is engaged in an on-going effort to avoid disruptions that may be caused by the computer programs or systems of third parties, or that may arise from its foreign operations. However, should such disruption occur, there can be no assurance that it will not have a material adverse impact on the Company's financial condition and results of operations.


ITEM 7.  FINANCIAL STATEMENTS

        The schedules required for this item appear herein beginning on page 18.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                  There have been no disagreements with accountants during the Company's past fiscal year.


                                    PART III


ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

         This table describes the Company's directors and executive officers, as of July 31, 1999:

Name                           Age       Title

Alain L de la Motte            49        Chairman and Chief Executive Officer
James M. McKenzie              56        Secretary and Director
Hugh Latif                     47        Director
Alan J. Resnik                 54        Director
Ransom R. Southerland          50        Director

         Alain L. de la Motte has been Chief Executive Officer and Chairman of the Board of Directors since the inception of the Company's current business operations in July 1997. Mr. de la Motte is also Chief Executive Officer of ITG which is involved in world-wide sourcing and procuring of food products for the largest grocery chains in the United States. ITG has participated in this business since 1992 when it operated as a partnership prior to its reorganization as a limited liability company. ITG is a shareholder in the Company. Prior to ITG, Mr. de la Motte served as founder, President and chairman of TRADE, Inc. which amassed a proprietary database of all U.S. imports. Mr. de la Motte was educated at L'Ecole Nationale de Commerce in Paris and is fluent in English and French.

         James M. McKenzie has been corporate secretary and a director of the Company since the inception of its current business operations in July 1997. Mr. McKenzie is the President of CUI Stack, Inc., a joint venture with Stack Electronics of Japan, which is involved in the distribution of electronic components in the United States. He had been with CUI Stack since 1989. Mr. McKenzie earned an MBA in finance from the University of Chicago.

         Hugh Latif has been a director since the inception of the Company's current business operations in July 1997. Since 1996, Mr. Latif has been President of Hugh Latif & Associates, a management consulting firm. From 1992 to 1996, he was Managing Director of A.C. Nielsen Co. of Canada Ltd., a marketing research firm. Mr. Latif has also served as General Manager of Dunn & Bradstreet France and Dun & Bradstreet Brazil. Mr. Latif holds a BA in economics from Cairo University in Egypt.

         Alan J. Resnik has been a director since the inception of the Company's current business operations in July 1997. Dr. Resnik is currently a professor of marketing in the School of Business Administration, Portland State University. Since 1978 he has been the President of Market Insights, Inc., a consulting firm. From 1994 to 1995, he was Executive Vice President of Widmer Brewing Co. From 1995 to 1996, Dr. Resnik was Senior Vice President of Gentle Dental, a dental services company. From 1992 to 1996, he was a director of Gentle Dental. Dr. Resnik received a BS degree in economics from the Wharton School of the University of Pennsylvania, an MBA from Tulane University and his PhD from Arizona State University.

         Ransom R. Southerland was appointed a director in October 1998. He brings to the Board 25 years of business management experience from the technology industry. He was one of the founders of Clipper Cubed Corporation and has served as the President of ClipperNet since its inception. In the preceding years he filled various management positions with PacTel InfoSystems, Byte Shops Northwest, Omnitek Information Systems and Business Systems Group.

         Philip M. Chrusz was appointed a director on November 2, 1998. Mr. Chrusz tendered his resignation from the Board of Directors on February 11, 1999. Brian E. Bittke was a director at the beginning of the period covered by this annual report. Mr. Bittke tendered his resignation from the Board of Directors on March 18, 1999. Both resignations were tendered without reservation or disagreement.

         Directors serve in their positions until the next annual meeting of the stockholders or until the directors' successors have been elected and qualified. Executive officers are appointed by the Board of Directors and serve at the discretion of the Board.


ITEM 10.  EXECUTIVE COMPENSATION

         The Company has not paid any compensation to Alain L. de la Motte, its Chairman and CEO, or to any of its other executive officers since it began its current business operations in July 1997. The Company does not have any written employment agreements with its executive officers at this time. The Company will enter into employment agreements with its executive officers and key employees and begin paying appropriate salaries and other plan and non-plan compensation when it determines that its financial condition is such that it can pay such salaries and compensation.

         On October 20, 1998, the Board of Directors approved a non-qualified stock option program for key employees, directors and new Company hires. The salient points of this program as of the date of this Board action are:

       - 1.7 million shares of common stock allocated for the program
       - directors to be issued options for 150,000 shares with vesting to occur over 3 years at the rate of 50,000 per year
       - options set to expire on October 20, 2008
       - exercise price of the options set at $1.03125 (the trading price at the time of the Board's decision)

       - shares proportionally vested if a director resigns for any reason
       - option plan subject to review by corporate legal counsel

                   Option/SAR Grants in Last Fiscal Year Table
                                Individual Grants

                          Number of      % of Total
                         Securities     Options/SARs
                         Underlying      Granted to     Exercise
                        Options/SARs    Employees in     or Base    Expiration
Name                       Granted (#)  Fiscal Year    Price ($/sh)    Date

Alain L. de la Motte       150,000          16.7%       $1.03125    10/20/2008
Chairman/CEO


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         This table describes the current ownership of the Company's issued and outstanding common stock as of July 31, 1999 by (a) the officers and directors,
(b) persons known by the Company to own more than 5% of the outstanding common stock and (c) all of the officers and directors as a group.

                          Name and Address of              Beneficial   Percent
Title of Class             Beneficial Owner                Ownerership  of Class

Common Stock     (a)  Alain L. de la Motte                 2,642,708     16.2%
                      6700 SW Sandburg St.
                      Tigard, OR 97223

Common Stock     (a)  James M. McKenzie                      496,125      3.0%
                      9615 SW Allen Blvd.
                      Portland, OR 97005

Common Stock     (a)  Ransom R. Southerland (i)              317,550      1.9%
                      2295 Coburg Road, Suite 105
                      Eugene, OR 97401

Common Stock     (a)  Alan J. Resnik                          75,000      4.4%
                      1016 SW Davenport St.
                      Portland, OR 97201

Common Stock     (a)  Hugh Latif                              38,000      *
                      135 Park Ave.
                      Toronto, Ontario, Canada

Common Stock     (b)  Harald A. Kvalo                      1,320,000      8.1%
                      2334 West Plymouth St.
                      Seattle, WA 98119

Common Stock     (b)  International Trade Group, LLC (ii)  1,987,368     12.2%
                      6700 SW Sandburg St.
                      Tigard, OR 97223

Common Stock     (b)  ITG Finance, LLC (iii)               2,000,000     12.3%
                      6700 SW Sandburg St.
                      Tigard, OR 97223

Common Stock     (c)  All officers and Directors as a group3,569,383     21.9%
------------------------------------
         *   refers to less than one percent

         (i) Ransom R. Southerland, the President of ClipperNet, became a director of the Company in October 1998.

         (ii) International Trade Group, LLC is an Oregon limited liability company organized in March 1994. Alain L. de la Motte is a member of this LLC and directly and indirectly owns a 90% interest in it. The remaining 10% is owned by Sower Ministries International, a tax-exempt religious organization founded by Mr. de la Motte and for which Mr. de la Motte serves as one of several directors.

         (iii) ITG Finance, LLC is an Oregon limited liability company organized in October 1997 and of which Alain L. de la Motte is a managing member. International Trade Group, LLC owns an 80% interest in ITG Finance, LLC.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         On January 25, 1999 the Company entered into a Technology and Trademark License Agreement with Alain L. de la Motte, its Chairman and Chief Executive Officer. The license agreement grants the Company the right to utilize certain technology, patents, trademarks and trade names for a period of 20 years with two 20 year renewal options. In exchange for the license, the Company has agreed to pay a $200,000 fee to Mr. de la Motte at such time as the Company's consolidated stockholders' equity exceeds $15,000,000 or it successfully raises $15,000,000 in additional debt. The Company will also pay the Chief Executive Officer royalty fees measured at 7.5% of the gross profits realized from commercial use of the technology and the rights granted through the agreement. Neither the debt nor equity milestones have been met, and the Company has yet to make commercial use of the technology, patents, trademarks and trade names. No license or royalty fees have been paid, and the Company's contingent liability under the agreement will only be recognized in the future when the financing milestones or operating results from commercial applications of the technology and rights occur.


ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

         The exhibits listed on the Index to Exhibits following the signature page herein are filed as part of this Form 10-KSB.

         No Reports on Form 8-K were filed by the Company during the last quarter of the period covered by this report.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         Integrated Food Resources, Inc.
                                  (Registrant)

                          By /s/ Alain L. de la Motte
                             ------------------------
                                Alain de la Motte
                           Chairman, CEO and Director

                             Dated: December 12, 1999

         In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


                          By /s/ Alain L. de la Motte
                             ------------------------
                              Alain L. de la Motte
                            Chairman, CEO & Director


                            By /s/ James M. McKenzie
                             ------------------------
                                James M. McKenzie
                               Secretary &Director


                               By /s/ Hugh Latif
                             ------------------------
                                   Hugh Latif
                                    Director


                             By /s/ Alan J. Resnik
                             ------------------------
                              Alan J. Resnik, Ph.D.
                                    Director

                         INTEGRATED FOOD RESOURCES, INC.


                          INDEPENDENT AUDITOR'S REPORT
                                       AND
                        CONSOLIDATED FINANCIAL STATEMENTS


                             JULY 31, 1999 AND 1998

CONTENTS
--------------------------------------------------------------------------------

                                                                  PAGE

INDEPENDENT AUDITOR'S REPORT                                        1


CONSOLIDATED FINANCIAL STATEMENTS
Balance sheets                                                   2  -  3
Statements of operations                                            4
Statements of changes in stockholders' (deficit) equity             5
Statements of cash flows                                         6  -  7
Notes to consolidated financial statements                       8  -  21

INDEPENDENT AUDITOR'S REPORT





To the Board of Directors
Integrated Food Resources, Inc.


We have audited the accompanying consolidated balance sheets of Integrated Food Resources, Inc., as of July 31, 1999 and 1998, and the related consolidated statements of operations, changes in stockholders' (deficit) equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Integrated Food Resources, Inc., as of July 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.


/s/Moss Adams LLP


Portland, Oregon
November 3, 1999

INTEGRATED FOOD RESOURCES, INC.
CONSOLIDATED BALANCE SHEETS

                                                          ASSETS

                                                                                                JULY 31,
                                                                                     -------------------------------
                                                                                       1999                   1998
                                                                                     -------------     -------------

CURRENT ASSETS
     Cash                                                                            $      1,528      $    215,097
     Receivables:
         Trade                                                                                 -             63,458
         Related-party                                                                     33,852           520,324
         Employees                                                                             -              8,421
     Inventory                                                                                 -            223,883
     Prepaid expenses                                                                     102,217             9,782
                                                                                     -------------     -------------
             Total current assets                                                         137,597         1,040,965
                                                                                     -------------     -------------


PLANT AND EQUIPMENT
     Tuna packing plant                                                                        -            918,617
     Furniture and equipment                                                               12,351           296,051
     Accumulated depreciation                                                              (6,422           (36,757)
                                                                                     -------------     -------------
                                                                                            5,929         1,177,911
                                                                                     -------------     -------------



LAND HELD FOR FUTURE DEVELOPMENT                                                       74,498,400        74,498,400
ADJUSTMENT FOR FOREIGN LAND GRANT                                                     (74,498,400)      (74,498,400)
                                                                                     -------------     -------------
             Land held for future development, net of adjustment                               -                 -
                                                                                     -------------     -------------




GOODWILL                                                                                       -          4,411,434

OTHER ASSETS                                                                                5,100            19,496
                                                                                     -------------     -------------

             Total assets                                                            $    148,626      $  6,649,806
                                                                                     =============     =============

See accompanying notes.

INTEGRATED FOOD RESOURCES, INC.
CONSOLIDATED BALANCE SHEETS

                                       LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY

                                                                                                    JULY 31,
                                                                                     -------------------------------
                                                                                         1999              1998
                                                                                     -------------     -------------

CURRENT LIABILITIES
     Accounts payable                                                                $     60,379      $    254,657
     Accrued liabilities                                                                       -             33,453
     Related-party notes payable                                                          232,100         4,261,500
     Current portion of long-term debt                                                         -            113,800
     Current portion of capital lease obligation                                               -              6,425
                                                                                     -------------     -------------
                                           Total current liabilities                      292,479         4,669,835
                                                                                     -------------     -------------

LONG-TERM LIABILITIES
     Long-term debt, net of current portion                                                    -            407,507
     Long-term capital lease obligation                                                        -              8,032
                                                                                     -------------     -------------
                                           Total long-term liabilities                         -            415,539
                                                                                     -------------     -------------

COMMITMENTS AND CONTINGENCIES (Notes 2 and 7)

STOCKHOLDERS' (DEFICIT) EQUITY
     Preferred stock, $.001 par                                                             4,067                 1
     value, 10,000,000 shares
     authorized, 4,067,087 and 799
     issued and outstanding in 1999
     and 1998, respectively

     Class A common stock, $.001 par                                                       16,199            16,085
     value, 50,000,000 shares
     authorized, 16,198,966 and
     16,084,643 issued and
     outstanding in 1999 and 1998,
     respectively

     Class B common stock, $.001 par                                                           -                 -
     value, 50,000,000 shares
     authorized, none issued and
     outstanding
     Additional paid-in capital                                                         8,275,574         4,054,078
     Accumulated deficit                                                               (8,439,693)       (2,505,732)
                                                                                     -------------     -------------
                                           Total stockholders' (deficit) equity          (143,853)        1,564,432
                                                                                     -------------     -------------

                                           Total liabilities and stockholders'       $    148,626      $  6,649,806
                                           (deficit) equity
                                                                                     =============     =============

See accompanying notes.

INTEGRATED FOOD RESOURCES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                                 FOR THE YEARS ENDED
                                                                                       JULY 31,
                                                                           --------------------------------
                                                                              1999                  1998
                                                                           -------------      -------------

NET SALES
     Seafood processing sales                                              $    108,426       $  5,378,691

COST OF SALES
     Seafood processing costs                                                   135,734          5,938,232
                                                                           -------------      -------------
         Gross loss                                                             (27,308)          (559,541)
                                                                           -------------      -------------

SELLING, GENERAL, AND ADMINISTRATIVE

     Administrative and consulting                                             (195,007)        (1,118,832)
     Other selling and general                                                 (326,171)          (415,678)
                                                                           -------------      -------------
         Total selling, general, and administrative expenses                   (521,178)        (1,534,510)
                                                                           -------------      -------------
         Operating loss                                                        (548,486)        (2,094,051)
                                                                           -------------      -------------

OTHER EXPENSES
     Loss on disposal of seafood processing plant assets                       (996,890)                 -
     Write-down of impaired assets                                              (99,448)                 -
     Depreciation and amortization                                             (173,845)           (36,757)
     Interest                                                                  (115,292)          (321,030)
                                                                           -------------      -------------
         Total other expenses                                                (1,385,475)          (357,787)
                                                                           -------------      -------------

LOSS BEFORE DISCONTINUED OPERATIONS                                          (1,933,961)        (2,451,838)

DISCONTINUED OPERATIONS
     Loss from operations of Internet access services segment                  (739,941)                 -
     Loss on disposal of Internet access services segment                    (3,260,059)                 -
                                                                           -------------      -------------
                                                                             (4,000,000)                 -
                                                                           -------------      -------------

NET LOSS                                                                   $ (5,933,961)     $  (2,451,838)
                                                                           =============     ==============

BASIC AND DILUTED LOSS PER SHARE
     Continuing operations                                                 $      (0.12)     $       (0.15)
     Discontinued operations                                                      (0.25)                 -
                                                                           -------------     --------------

                                                                           $      (0.37)     $       (0.15)
                                                                           =============     ==============

See accompanying notes.


INTEGRATED FOOD RESOURCES, INC.
STATEMENT OF CHANGES IN STOCKHOLDERS' (DEFICIT) EQUITY



                                  COMMON STOCK       PREFERRED STOCK  ADDITIONAL                  TOTAL
                             -------------------- ------------------   PAID-IN    ACCUMULATED  STOCKHOLDERS'
                                SHARES    AMOUNT     SHARES   AMOUNT   CAPITAL      DEFICIT       EQUITY
                             -----------  ------- ---------- ------- ----------- ------------  -------------

BALANCE, July 31, 1997         4,335,855 $  4,336     6,637       7  $   65,791  $   (53,894)        16,240

Issuance of common stock to   10,523,620   10,524                 0     (10,524)           -              0
Seabourne Ventures, Inc.                                  -

Issuance of common stock for
professional services             30,000       30         -       0           -            -             30

Issuance of common stock for   1,183,432    1,183         -       0   3,998,817            -      4,000,000
acquisition of Clipper Cubed
Corporation

Conversion of preferred stock
to common stock                   11,736       12   (5,868)      (6)         (6)           -              0

Net loss                               -        -         -       0           -  ( 2,451,838)    (2,451,838)
                             -----------  ------- ---------- ------- ----------- ------------  -------------
BALANCE, July 31, 1998        16,084,643   16,085       799       1   4,054,078  ( 2,505,732)     1,564,432


Conversion of related-party                     - 4,050,000   4,050   4,045,950            -      4,050,000
notes payable to preferred             -
stock

Issuance of preferred stock            -        -    16,288      16      16,272            -         16,288

Issuance of common stock in
business acquisition              20,000       20         -       0      59,980            -         60,000

Issuance of common stock for
professional services             80,000       80         -       0      59,920            -         60,000

Issuance of common stock to
employees                         14,323       14         -       0      39,374            -         39,388

Net loss
                                       -        -         -       0           -   (5,933,961)    (5,933,961)
                             -----------  ------- ---------- ------- ----------- ------------  -------------

BALANCE, July 31, 1999        16,198,966  $16,199 4,067,087  $4,067  $8,275,574  $(8,439,693)     ($143,853)
                             ===========  ======= =========  ======  ==========  ============  =============

See accompanying notes.

INTEGRATED FOOD RESOURCES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                                   FOR THE YEARS ENDED
                                                                                        JULY 31,
                                                                      ----------------------------------------------
                                                                              1999                     1998
                                                                      ---------------------    ---------------------

CASH FLOWS RELATED TO OPERATING ACTIVITIES
     Net loss                                                                   (5,933,961)             (2,451,838)
     Adjustments to reconcile net loss to net cash from
             operations:
         Loss on investment in ClipperNet                                        3,260,059                       -
         Loss on disposal of seafood processing assets                             996,890                       -
         Expense recognized for issuance of common stock                            60,000                       -
         Write-down of impaired of assets                                           99,448                       -
         Depreciation and amortization                                             542,200                  36,757
         Decrease (increase) in assets:
             Receivables                                                           426,363                (530,004)
             Inventories                                                           125,522                (223,883)
             Prepaid expenses                                                     (93,851)                  (9,782)
             Other assets                                                           15,577                  14,931
         Increase (decrease) in liabilities:
             Accounts payable                                                     (94,006)                 216,062
             Accrued liabilities                                                   129,308                  12,560
                                                                      ---------------------    ---------------------
                 Net cash from operating activities                              (466,451)              (2,935,197)
                                                                      ---------------------    ---------------------

CASH FLOWS RELATED TO INVESTING ACTIVITIES
     Purchase of equipment                                                        (81,015)                (187,348)
     Cash paid for business acquisition                                           (42,076)                        -
     Seafood processing plant costs                                                      -                (918,617)
                                                                      ---------------------    ---------------------
                 Net cash from investing activities                              (123,091)              (1,105,965)
                                                                      ---------------------    ---------------------

CASH FLOWS RELATED TO FINANCING ACTIVITIES
     Proceeds from issuance of common stock                                              -                      30
     Proceeds from issuance of preferred stock                                      16,288                       -
     Proceeds from long-term borrowings                                                  -                     799
     Proceeds from related-party notes payable                                     910,202               5,059,500
     Repayment of related-party notes payable                                    (509,467)                (798,000)
     Repayment of capital lease obligation                                        (41,050)                  (6,070)
                                                                      ---------------------    ---------------------
                 Net cash from financing activities                                375,973               4,256,259
                                                                      ---------------------    ---------------------

See accompanying notes.

INTEGRATED FOOD RESOURCES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                                    FOR THE YEARS ENDED
                                                                                          JULY 31,
                                                                       ----------------------------------------------
                                                                               1999                     1998
                                                                       --------------------    ----------------------
Net (decrease) increase in cash                                                   (213,569)                  215,097

CASH, beginning of period                                                           215,097                        -
                                                                       ---------------------    ---------------------

CASH, end of period                                                                   1,528                  215,097
                                                                       =====================    =====================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
         INFORMATION
     Interest paid                                                                  133,496                  321,030
                                                                       =====================    =====================

SCHEDULE OF NONCASH INVESTING AND
         FINANCING TRANSACTIONS
     Purchase of Clipper Cubed Corporation's assets for
         1,183,432 shares of common stock                                                 -                4,061,434
                                                                       ---------------------    ---------------------
     Conversion of related-party notes payable to
         preferred stock                                                          4,050,000                        -
                                                                       ---------------------    ---------------------
     Capital lease obligations incurred by ClipperNet to
         finance the purchase of computer equipment                                  64,665                        -
                                                                       ---------------------    ---------------------
     Conversion of ClipperNet long-term debt and accrued
         interest to common stock in ClipperNet                                     693,849                        -
                                                                       ---------------------    ---------------------
     Issuance of Company shares for consulting services
         performed                                                                   60,000                        -
                                                                       ---------------------    ---------------------
     Issuance of Company shares to ClipperNet
         employees                                                                   39,388                        -
                                                                       ---------------------    ---------------------
     Acquisition of Netbridge Internet Access Services
             assets by ClipperNet:
         Equipment                                                                   50,000
         Goodwill                                                                    50,000
         Intangible assets                                                           50,000
                                                                       ---------------------
         Assets acquired                                                            150,000
         Note payable                                                              (47,924)
         Company stock issued                                                      (60,000)
                                                                       ---------------------

         Cash paid for business acquisition                                          42,076
                                                                       =====================

See accompanying notes.

INTEGRATED FOOD RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------



NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Organization - Integrated Food Resources, Inc. (the Company) is a Nevada corporation, headquartered in Tigard, Oregon. Its business has involved food processing for private label companies in the food service industry through its wholly-owned subsidiary, Seabourne Ventures, Inc. (Seabourne), and providing wireless Internet access services through its former wholly-owned subsidiary, ClipperNet Corporation (ClipperNet) (see Note 5). During 1999, the Company established an additional wholly-owned subsidiary, Integrated Food Finance Corp. (IFFC), which is a special purpose entity organized to assist in the financing of future operating activities of the Company and its operating subsidiaries. As further described in Note 2, subsequent to July 31, 1999, this wholly-owned subsidiary was involved in negotiations for additional financing. All significant intercompany accounts and transactions among the Company's subsidiaries have been eliminated in the preparation of the consolidated financial statements.

         In July 1997, Seabourne Ventures, Inc., a newly organized company, completed a Share Exchange Agreement with Pixieland Corporation, a Nevada corporation, pursuant to which Seabourne exchanged 10,523,620 shares of its common stock (representing 70.82% of then issued and outstanding common stock) for an equal number of Pixieland common shares. Shortly thereafter, Pixieland changed its name to Integrated Food Resources, Inc., and completed a Share Exchange Agreement with Seabourne which then became a wholly-owned subsidiary of the Company. As further discussed in Note 9, Seabourne operations have primarily involved tuna processing and packing activities through a plant located in Ensenada, Mexico. During 1999, the Company determined that continuing operations through the Mexican plant was no longer economically feasible and suspended its operations. Therefore, as of July 31, 1999, Seabourne is involved in no significant operating activities.

         On July 28, 1998, the Company issued stock in exchange for all of the assets and assumed the liabilities of Clipper Cubed Corporation, a provider of wireless Internet access services. In 1999, all operations of the acquired business were provided through the Company's wholly-owned subsidiary, ClipperNet. As further discussed in Note 5, on July 31, 1999, ClipperNet issued 1,870,479 shares of common stock to its former owners in exchange for 1,015,702 shares they held in the Company's common stock and $693,849 in debt owed to them by ClipperNet. These transactions resulted in

NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT
         ACCOUNTING POLICIES - (continued)

          the Company owning approximately 2.6% of the outstanding common stock of ClipperNet and ClipperNet owning approximately 6.3% of the Company as of July 31, 1999. The accompanying consolidated financial statements include the results of operations of ClipperNet through July 31, 1999, when the exchange occurred. As of July 31, 1999, the Company adopted the cost method of accounting for its investment in ClipperNet which has been recorded at no value.

          Sales and accounts receivable - As of July 31, 1999 and 1998, and for the years then ended, one customer, International Trade Group, LLC (ITG, a related-party as explained in Note 8), accounted for substantially all sales and accounts receivable from Seabourne's tuna processing activities. All products from sales to ITG are shipped to retail food chains in the United States. Sales are recorded when product is shipped to third-party buyers from ITG.

          Substantially all sales and accounts receivable of ClipperNet have been to independent third parties. Sales have been recognized when services were provided.

          Inventories - Inventories consist of frozen tuna, canned tuna, and packaging materials. Inventories are valued at the lower of cost or market by the first-in, first-out (FIFO) method.

          Plant and equipment - Plant and equipment are stated at cost. Depreciation of plant and equipment is computed by the straight-line method over estimated useful lives ranging from five to seven years. Expenditures for normal maintenance and repairs are charged to operations as incurred.

          Land held for future development net of adjustment for foreign land grant - As further discussed in Note 10, in 1998 the Company received a foreign land grant from the Republic of Guinea. The grant has been recorded as land held for future development at its appraised value of $74,498,400. The appraisal was performed by an independent international firm with expertise in appraisal valuations. An adjustment in the same amount as the appraisal value (adjustment balance) has been recorded as an offset to the land value consistent with International Accounting Standard No. 20. The adjustment balance will be amortized in the consolidated financial statements as income over future periods equal to depreciation expense recognized for assets acquired or constructed for use in conjunction with the land received by grant.

NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT
         ACCOUNTING POLICIES - (continued)

         Goodwill - Goodwill is amortized by the straight-line method over a 15-year period. Management periodically reviews goodwill for impairment and, if appropriate, adjusts the carrying value of goodwill based upon this assessment. As of July 31, 1999, all previously recorded goodwill has been charged to expenses.

         Income taxes - The Company follows the asset and liability method of accounting for income taxes whereby deferred tax assets and liabilities are recognized for the future tax consequences of differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.

         Earnings (loss) per share - Basic earnings (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding. Diluted earnings per common share assumes that convertible preferred shares outstanding at the beginning of the year are converted on that date and outstanding common shares are adjusted accordingly. Because the outstanding preferred shares would be antidultive to the calculation, they were not included in the 1999 and 1998 diluted earnings per share calculations.

         Cash and cash equivalents - Cash and cash equivalents consist of short-term, highly liquid investments with maturities of 90 days or less.

         Use of estimates - Preparation of the consolidated financial statements, in conformity with generally accepted accounting principles, requires management to make estimates and assumptions that effect the amounts reported in the consolidated financial statements and accompanying notes. Significant estimates include the appraisal for land granted by the Republic of Guinea (see Note 10) and the value of goodwill recorded by the Company. Actual results could differ from those estimates and require periodic re-evaluation for impairment.

         Recently issued accounting standards - In June 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 136, "Transfers of Assets to a Not-for-Profit Organization or Charitable Trust That Raises or Holds Contributions for Others," and SFAS No. 137 "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133." Both statements, when they become effective, are expected to have no effect on the consolidated financial statements of the Company.

NOTE 2 - LIQUIDITY AND FUTURE OPERATIONS

         As of July 31, 1999, the Company had current liabilities in excess of current assets in the amount of $154,882. For the years ended July 31, 1999 and 1998, the Company incurred net losses of $5,933,961 and $2,451,838, respectively, which contributed to an accumulated deficit of $8,439,693 as of July 31, 1999. In addition, as of July 31, 1999, the Company had suspended its tuna packing operations, not begun operations within the Republic of Guinea, and disposed of its wireless Internet access services segment resulting in the Company having no operating activities. Subsequent to July 31, 1999, the Company was in the process of closing on $201,649,292 in senior secured notes to finance fishing vessels for the Company's food processing operations and other capital projects of the Company. In the opinion of management, completion of this financing will provide the necessary working capital to allow the Company to pursue its intended business.


NOTE 3 - INVENTORIES

         Inventories consisted of the following at July 31, 1999:

                                         1999                1998
                                  ----------------------------------------

              Finished goods          $     -              $115,925
              Raw material            $     -              $   860
              Packaging material      $     -              $107,098
                                  ----------------------------------------

                                      $     -              $223,883
                                  ========================================



NOTE 4 - LONG-TERM LIABILITIES

         Long-term debt consisted of the following:

                                                     1999         1998
                                                  ----------    ----------

         Unsecured note payable to ITG Finance,    $ 232,100    $2,487,500
         LLC, a related-party, payable in full
         including interest at 10.5%, on December
         31, 1999

NOTE 4   -        LONG-TERM LIABILITIES - (continued)

                                                    1999          1998
                                                 ----------    -----------
     Unsecured note payable to International      $      -     $ 1,765,000
     Trade Group, LLC, a related-party, payable in full including interest of 10%, on December 31, 1998

     Note payable to Pacific Continental Bank,    $      -     $   100,000
     secured by inventory, chattel paper,
     accounts, equipment, and general
     intangibles, payable in full including
     interest of 11% per annum on September 16,
     1998

     Unsecured note payable to Business Systems   $      -     $   350,000
     Group, payable in monthly installments of $1,500, including interest at 8% amortizing over 30 years, payable on July
     28, 2008

     Unsecured note payable to International      $      -     $     9,000
     Trade Group, LLC, a related-party, payable in full including interest of 6% per annum, on July 15, 1999

     Other unsecured notes of which $13,800 is $ - $ 71,307 payable on October 7, 1998, including interest at 8% and $57,707 is payable in
     full on December 8, 2002, including
     interest at 8%
                                                 -------------------------
                                                  $  234,099   $ 4,782,807
     Less current portion                         $ (232,100)  $ 4,375,300
                                                 -------------------------

     Long-term debt, net of current portion                    $   407,507
                                                 =========================

         On October 31, 1998, ITG Finance, LLC and International Trade Group, LLC converted their outstanding debt of $2,285,000 and $1,765,000, respectively, into the Company's preferred stock. With an exchange ratio of one preferred share issued for each dollar of debt, this resulted in the recognition of 4,050,000 additional shares of preferred stock for $4,050,000. The conversion rate of one preferred share for each share of common stock was provided for in the Company's amended Articles of Incorporation, dated July 9, 1999. The Company's preferred shareholders are entitled to receive dividends on the same basis as common shareholders; to vote as a single class on all matters with each preferred share converted to one common stock share for the purpose of voting; to unrestricted conversion privileges at one common share for each preferred share; and, to distribution preferences in the event of dissolution or liquidation of the Company.


NOTE 5 - ACQUISITION AND DIVESTITURE OF CLIPPER CUBED CORPORATION

         On July 28, 1998, the Company purchased certain assets and assumed liabilities from Clipper Cubed Corporation for $4 million. The purchase price was 1,183,432 shares of the Company's common stock valued, based upon then current trades from over-the-counter bulletin board transactions, at $3.38 per share in exchange for the net liabilities assumed from Clipper Cubed Corporation. The Company placed the acquired assets and assumed liabilities into a newly formed subsidiary, ClipperNet Corporation. The acquisition was accounted for as a purchase and resulted in the recognition of goodwill which was being amortized to expense over 15 years unless adjusted for impairment consistent with the Company's accounting policies. The assets purchased and liabilities assumed were as follows:

           Accounts receivable                                   $     62,199
           Equipment                                             $    108,703
           Goodwill                                              $    350,000
           Other assets                                          $     18,186
           Accounts payable                                      $    (38,595)
           Accrued liabilities                                   $    (20,893)
           Notes payable                                             (520,507)
           Capital lease obligation                               $   (20,527)
                                                                 -------------
           Net liabilities assumed in excess of assets purchased  $    61,434
           Purchase price                                         $ 4,000,000
                                                                 -------------

           Goodwill                                               $ 4,061,434
                                                                 =============

         The accompanying 1998 income statement does not include the results of operations of ClipperNet for the three days from the date of acquisition to July 31, 1998, were not significant. The pro forma effects for the year ended July 31, 1998, had ClipperNet's operations been combined with those of the Company would have been as follows:

           Net loss
               Integrated Food Resources, Inc.                    $(2,451,808)
               ClipperNet                                         $   (61,434)
                                                                 -------------

           Combined net loss                                      $(2,513,242)
                                                                 =============


         In November 1998, ClipperNet acquired certain assets and assumed liabilities of Netbridge Internet Access Services (Netbridge) in exchange for 20,000 shares of the Company's common stock and cash consideration of $42,076. The acquisition of this Internet service provider, located along the Oregon coast, has been accounted for as a purchase. The pro forma effects of the acquisition on consolidated operations for the year ended July 31, 1999, are not material as Netbridge's operations were not significant prior to its acquisition. The assets acquired and liabilities assumed by ClipperNet in its acquisition of Netbridge are summarized as follows:

              Equipment                                               $50,000
              Goodwill                                                $50,000
              Other intangible assets                                 $50,000
              Note payable                                         $  (47,924)
              Stock issued                                         $  (60,000)
                                                                --------------

              Cash paid for business acquisition                   $   42,076
                                                                ==============


         For the year ended July 31, 1999, ClipperNet recorded a net loss from operations of $739,941 and, as of July 31, 1999, had a deficit working capital position of approximately $430,000. Due to poor operating results and the need for significant additional capital to support on-going operations, management chose to divest the Company of substantially all of its ownership interest in ClipperNet effective July 31, 1999. To accomplish the disposition of its subsidiary, the Company first elected a 20-for-1 reverse split of ClipperNet's outstanding common stock. This resulted in the Company receiving 50,000 shares of common stock for the 1,000,000 shares of ClipperNet common stock it held prior to the split. ClipperNet then issued 1,870,479 shares of its common stock to former shareholders in exchange for 1,015,702 shares the same former shareholders held in the Company's common stock and $693,849 in debt owed to them by ClipperNet. These transactions resulted in the Company owning approximately 2.6% of the outstanding common stock of ClipperNet and ClipperNet owning approximately 6.3%, of the Company as of July 31, 1999. With the reduction in its ownership interest in ClipperNet, the Company has adopted the cost method of accounting for its investment which has been recorded at no value as of July 31, 1999.

         The following summarizes the Company's divestiture of its investment in ClipperNet as of July 31, 1999:

              Cash                                                 $    5,894
              Receivables                                          $   89,016
              Prepaids                                             $    1,416
              Other assets                                         $   48,819
              Equipment, net                                       $  235,552
              Goodwill, net                                        $4,171,006
              Accounts payable                                     $ (119,873)
              Accrued liabilities                                  $ (162,761)
              Long-term debt                                       $ (964,868)
              Capital lease obligations                            $  (44,142)
                                                                  -------------
              Loss on disposal of Internet access services segment $3,260,059
              Net loss from operations                             $  739,941
                                                                  -------------

              Loss on investment in ClipperNet                     $4,000,000
                                                                  =============

NOTE 6 - INCOME TAXES


         Deferred income taxes are recognized for all significant temporary differences between tax and financial statement bases of assets and liabilities. The classification of the resulting deferred tax assets and liabilities is based upon the classification of the related balance sheet asset or liability.

         Deferred tax assets result principally from the Company's net operating loss carryforward. The net operating loss carryforward of approximately $1,490,000 for both federal and state income tax purposes will begin expiring in 2013 unless utilized in earlier years. The Company's ability to utilize these net operating losses could be severely limited under Section 382 of the Internal Revenue Code of 1986 if significant ownership changes occur in the future. In addition, this limitation could result in the expiration of the net operating losses prior to their utilization. A valuation allowance is provided at July 31, 1999, since it is uncertain if the Company will be able to utilize loss carryforwards and other deferred tax assets in future periods.

         As described in Note 1, the Company completed a Share Exchange Agreement with Pixieland Corporation in July 1997. The share exchange transaction resulted in the Company assuming all of the tax attributes of Pixieland's assets and liabilities and all actual or contingent tax liabilities previously incurred by Pixieland. Management believes the tax effect of the share exchange transaction was not significant and was immaterial to the consolidated financial statements. However, as complete taxpayer records for Pixieland Corporation are not available, it is uncertain if any liability to local, state, or federal taxing authority exists.

         Long-term deferred tax assets and liabilities as of July 31, 1999 and 1998, consisted of the following;

                                                     1999            1998
                                                 --------------  --------------

              Deferred tax assets
                 Net operating loss carryforward  $  1,490,000     $  830,000
                 Valuation allowance              $ (1,490,000)    $ (830,000)
                                                 --------------  --------------

                 Net long-term deferred tax asset $     -          $    -
                                                 ==============  ==============


 NOTE 7 - PREFERRED STOCK RIGHTS AND PRIVILEGES

         All holders of the Company's preferred stock have voting and dividend rights equal to those of all common stockholders. In addition, preferred stockholders enjoy liquidation preferences superior to existing common stockholders and have rights to convert their holdings into common stock. Preferred shares may be voluntarily exchanged for common stock at a current rate of $1 per share, which is subject to adjustment for changes in the Company's capitalization. Mandatory conversion of preferred shares to common stock will occur upon the earlier of a 30-day written notice from the Company or immediately prior to the closing of a public offering by the Company.

         In July 1998, the Company converted 5,868 shares of preferred stock at a 2-for-1 conversion rate for 11,736 common shares. Since the preferred shares were not issued with "in the money" beneficial conversion features, the conversion of preferred to common shares has been recorded as transfer of existing preferred stockholder interests to that of common stockholder interests based on the exchange ratio.

NOTE 8 - RELATED-PARTY TRANSACTIONS

         International Trade Group, LLC (ITG), a corporation controlled by the Company's Chairman and Chief Executive, has purchased substantially all of the Company's tuna production for resale to its alliance of large United States food retailers and private label distributors. ITG Finance, LLC, also controlled by the Company's Chairman and Chief Executive, provides short-term financing for the Company's tuna packing operations.

         As of July 31, 1999 and 1998, and for the years then ended, the Company had the following transactions with ITG and ITG Finance, LLC, which are related parties:

                                                     1999            1998
                                                 --------------  --------------


             Net sales to International Trade     $ 108,426        $ 5,378,691
             Group, LLC

             Administrative expenses paid to      $    -           $   295,895
             International Trade Group, LLC

             Accounts receivable due from         $  33,852        $   520,324
             International Trade Group, LLC and
             other related parties

             Notes payable (see Note 4)           $ 232,100        $ 4,261,500


         At July 31, 1998, notes payable of $4,261,500 include two obligations due to ITG in the original amount of $2,500,000 and $1,765,000. The $2,500,000 note supported the working capital requirements of the Company. The $1,765,000 note payable resulted from an Asset Acquisition Agreement between the Company and ITG through which the Company acquired all tangible and intangible assets and assumed certain lease obligations that arose from ITG's investment in tuna packing operations in Ensenada, Mexico (see note 9). The effect of the transaction was the transfer of all tuna packing operations from ITG to the Company. Total assets acquired at fair value are summarized as follows:

              Cash                                       $  59,983
              Accounts receivable                        $ 304,673
              Inventory                                  $ 429,519
              Plant and equipment                        $ 927,383
              Prepaid expenses                           $  43,442
                                                  -----------------

                                                       $ 1,765,000
                                                  =================

         As further described in Note 9, tuna packing operations in Ensenada, Mexico were terminated during 1999. At the time of termination, all remaining assets were liquidated or abandoned and all liabilities paid. This resulted in the recognition of a loss from disposal of $996,890.


NOTE 9 - MEXICAN SEAFOOD PROCESSING OPERATIONS

         In 1998, the Company's subsidiary, Seabourne, entered into an agreement that would have resulted in the purchase of the outstanding stock of Agroindustrias Rowen S.A. (Rowen), a Company that operates a seafood processing facility in Ensenada, Mexico. Management believed the seafood processing facility, which is currently in bankruptcy, could have been acquired in late 1998 or 1999 if conditions of bankruptcy and terms of the purchase agreement were completed.

         To complete the acquisition, which was dependent in part on settlement of Rowen's outstanding debts of approximately $8.5 million, the Company entered into a Consulting Agreement with Alvaro Romero Wendlandt (Wendlandt), former owner in Rowen. Pursuant to the Consulting Agreement, the Company engaged Wendlandt to negotiate full and complete settlement of all of Rowen's bankruptcy debts for an amount not to exceed $7 million. Of this amount, and subject to shareholder approval, the Company would have paid Rowen's creditors up to $4 million in cash and a fee to Wendlandt of up to $3 million in Company stock.

         During the years ended July 31, 1999 and 1998, Rowen processed and packed all of the Company's tuna production pursuant to a Toll Packing Agreement and the Company invested $927,383 in plant equipment. The Company's ability to acquire the Mexican seafood processing plant, was dependent upon both settlement of existing creditor claims in bankruptcy proceedings and its obtaining sufficient debt financing or additional shareholder capital to meet settlement obligations. However, during 1999 management recognized that the volume of tuna available for processing through the Rowen plant was not sufficient to sustain operations. Therefore, during 1999, the

         Company discontinued its seafood processing operations, liquidated or wrote-off all Company assets remaining at the plant, and paid its outstanding obligations when operations ceased. As a result of terminating these operations and although management continues to pursue further recoveries and liquidations, the Company wrote-off the following assets and liabilities:

            Accounts receivable                                    $   42,972
            Inventory                                              $   98,361
            Tuna packing plant, net of accumulated depreciation    $  895,956
            Accounts payable                                       $  (40,399)
                                                                 -------------

            Loss on disposal of tuna packing plant assets          $  996,890
                                                                 =============

NOTE 10 - ACQUISITION OF LAND IN THE REPUBLIC OF GUINEA

         On July 25, 1998, the Company and the Republic of Guinea (the Republic) entered into an agreement whereby the Republic deeded to the Company 14,000 hectares (approx. 35,000 acres) of prime agricultural and aquaculture land along its coastline. The parcels of land which constitute the 14,000 hectares are spread throughout the coastal region of the Republic and are not contiguous. The land is best suited for shrimp farming, rice farming and/or tropical fruit production. In addition, it is anticipated that a small portion of the land will be used to construct a tuna processing facility. The land, with a value of $74,498,400 based upon the independent appraisal of an international firm with expertise in appraisals, is owned by the Company free of encumbrances and obligations.

         The Company intends to establish farming projects on the property and anticipates it will fund these projects through the acquisition of debt financing or the issuance of additional shareholder capital. The value of the foreign land deeded to the Company has been recorded at fair market value as land held for future development and is offset by an adjustment in the same amount (see Note 1).

         With the acquisition of additional shareholder capital and/or debt financing, the Company expects to create viable commercial farming operations that will maximize land use in phased-in farming projects. However, the Company's ability to develop the property for its intended use and to create viable commercial operations is dependent upon the successful acquisition of additional shareholder capital and/or debt financing. Further, although the Republic has no right to repatriate the land if the Company is unable to complete its development plans, this potential risk and uncertainty may only be mitigated by the Company acquiring country risk insurance through the OPIC (a division of ExIm Bank), which the Company has not obtained as of July 31, 1999.

NOTE 11 - BUSINESS SEGMENTS

The Company has operated in two business segments: food processing and Internet access services. The food processing segment harvests, processes, and distributes food products to private label customers nationwide. The Internet access services segment, until divested by the Company in 1999, provided wireless Internet access services to customers domestically. The following table discloses these business segments for 1999 and 1998.

                                                    INTERNET
                                    SEAFOOD          ACCESS
                                   PROCESSING       SERVICES     CONSOLIDATED
                                ---------------  -------------   ------------

                1999
     --------------------------
     Revenues                    $   108,426      $  809,413      $   917,839
     Operating loss              $(1,933,961)     $ (739,941)     $(2,673,902)
     Identifiable assets         $   148,626      $      -        $   148,626
     Capital expenditures        $    10,252      $   70,763      $    81,015
     Interest expense            $   115,292      $   69,254      $   184,546
     Depreciation and
        amortization expense     $   173,845      $  368,355      $   542,200

               1998
     --------------------------
     Revenues                    $ 5,378,691      $      -        $ 5,378,691
     Operating loss              $(2,451,838)     $      -        $(2,451,838)
     Identifiable assets         $ 2,049,284      $  189,088      $ 2,238,372
     Capital expenditures        $   997,262      $  108,703      $ 1,105,965
     Interest expense            $   321,030      $      -        $   321,030
     Depreciation and
        amortization expense     $   36,757       $      -        $    36,757


                                INDEX TO EXHIBITS

                                                           Incorporated by
                                             Filed         Referenced from
No.      Exhibit Description                  Here   Form       Date        Exhibit

2.0      Documents Comprising
           the Reorganization of
           ClipperNet Corporation              Yes

3.1      Restated Articles of Incorporation
           of Integrated Food Resources, Inc.  Yes

3.2      Articles of Incorporation
           of Seabourne Ventures, Inc.         No    10-SB      11/25/98        3.2

3.3      Articles of Incorporation
           of ClipperNet Corporation           No    10-SB      11/25/98        3.3

3.4      Bylaws of Integrated Food
           Resources, Inc.                     No    10-SB      11/25/98        3.4

3.5      Bylaws of Seabourne
           Ventures, Inc.                      No    10-SB      11/25/98        3.5

3.6      Bylaws of ClipperNet
           Corporation                         No    10-SB      11/25/98        3.6

3.7      Articles of Incorporation of
           Morningstar Finance, Inc.           Yes

3.8      Restated Articles of Incorporation
           of Morningstar Finance, Inc.        Yes

3.9      Bylaws of Morningstar
           Finance, Inc.                       Yes

4.1      Certificate of Amendment to
           the Articles of Incorporation       Yes

4.2      Certificate of Amendment to
           the Articles of Incorporation       Yes

10.1     Technology and Trademark License
           Agreement dated January 25, 1999
           between Alain de la Motte and
           Integrated Food Resources, Inc.     No    10-SB       4/30/99       10.8

11       Statement of per share earnings
           computation not filed as is readily
           apparent from the consolidated
           financial statements                No

21       Subsidiaries of Integrated Food
           Resources, Inc.                     No    10-SB      11/25/98        21

27       Financial Data Schedule               Yes