Form 10QSB
period 1999-10-31
INTEGRATED FOOD RESOURCES INC
filed 1999-12-20
CIK 1072555

SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.

                                  FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTER PERIOD ENDED OCTOBER 31, 1999


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

PART I FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                                 CONSOLIDATED BALANCE SHEET
                                         UNAUDITED
                           FOR THE PERIOD ENDING OCTOBER 31, 1999

                                 Assets
Current Assets
Cash                                                             $        459
Accounts Receivable                                                    30,632
Intercompany Receivable                                                 4,917
Inventory                                                                   0
Prepaid Expenses                                                      100,825
Prepaid Interest                                                            0
                                                                 -------------
                              Total Current Assets                    136,834

Fixed Assets
Office and Fact. Equip                                                 12,582
Tuna Packing Plant                                                          0
Less Accumulated Depreciation                                          (7,293)
Land Held for Development                                          74,498,400
Valuation Adj-Foreign Land Grant                                  (74,498,400)
Other Assets                                                            5,100
                                                                 -------------
                              Total Fixed Assets                       10,389
Intangible Assets
Goodwill                                                                    -
Less: Amortization                                                          0
                                                                 -------------
                              Total Intangible Assets                       -

                              TOTAL ASSETS                       $    147,223
                                                                 =============

                              Liabilities
Current Liabilities
Accounts Payable                                                 $     84,615
Due from IFR                                                                0
Notes Payable (Stockholder)                                           264,425
Short Term Notes Payable                                                    -
                                                                 -------------
                              Total Current Liabilities               349,040

Long Term Liabilities
Longterm Capital Lease                                                      -
Long Term Note Payable - Stockholder                                        0
Long Term Note Payable - Third Party                                        0
                                                                 -------------
                              Total Long Term Liabilities                   -


                              TOTAL LIABILITIES                       349,040

Equities

Preferred Stock, $.001 par value 10,000,000 shares
  authorized, 4,067,087 issued and outstanding                          4,067
Additional Paid-in-capital (Preferred)                              8,062,222
Class A Common Stock, $.001 par value, 50,000,000
  shares authorized, 16,198,966 issued and outstanding                 16,199
Additional Paid-in-capital(Common)                                    213,352
Contributed Capital                                                         -
Retained Earnings                                                  (8,439,693)
Net Income                                                            (57,965)
                                                                 -------------
                              Total Equity Accounts                  (201,818)

                   Total Liabilities & Owners Equity             $    147,223
                                                                 =============

                        CONSOLIDATED STATEMENTS OF INCOME
                                    UNAUDITED
                        FOR THE PERIODS ENDING OCTOBER 31


                                                 Quarter Ended October 31
                                                 1999                1998
                                             -----------         -----------

Gross Sales                                  $        -          $  167,089


Cost of Goods Sold                                    -              63,278

SELLING, GENERAL AND ADMIN EXPENSES
Administrative/Consulting                        50,113              94,324
Other selling and general                             0             185,002
Depreciation & Amortization                         871             108,181
Interest Expense                                  6,980             106,784
Miscellaneous Expense                                 -                   -
                                             -----------         -----------
       Total Operating Exp.                      57,964             494,291

Total Income                                    (57,964)           (390,480)
                                             -----------         -----------

                           Other Income
Interest Income                                       -                   -
Miscellaneous Income                                  -                   -
                                             -----------         -----------

                        Total Other Income            -                   -
                                             -----------         -----------

Net Income                                   $  (57,964)         $ (390,480)
                                             ===========         ===========

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                    UNAUDITED
                     FOR THE PERIOD ENDING OCTOBER 31, 1999

CASH FLOWS RELATED TO OPERATING ACTIVITIES
Net Loss                                                      $ (57,964)

Adjustments to reconcile net loss to cash from operating activities:

Depreciation and Amortization                                       871
Increase/Decrease in:
Receivables                                                       3,221
Note Receivable                                                  (4,917)
Inventories                                                           -
Prepaid Expenses                                                  1,392
Accounts Payable                                                 24,236
Accrued Liabilities                                                   -
                                                              ----------
Net Cash from Operating Activities                               24,803

CASH FLOWS RELATED TO INVESTING ACTIVITIES
Purchase of Equipment                                              (231)
Tuna Packing Plant Costs                                              -
Other Assets                                                          -
Goodwill                                                              -
                                                              ----------
Net Cash from Investing Activities                                 (231)

CASH FLOWS RELATED TO FINANCING ACTIVITIES
Repayment of Related Party Notes Payable                         32,325
Repayment of Third Party Notes Payable                                -
Proceeds from Long Term Capital Lease                                 -
Proceeds from Long Term Notes Payable - Third Party                   -
Proceeds from Long Term Notes Payable - Stockholders                  -
Issuance of Preferred Stock                                           -
Issuance of Common Stock                                              -
Additional Paid-in-Capital-Preferred                                  -
                                                              ----------
Net Cash from Financing Activities                               32,325

Net Increase (Decrease) in Cash                                  (1,067)

CASH, BEGINNING OF PERIOD                                         1,527

CASH, END OF PERIOD                                           $     460

            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                    UNAUDITED
                     FOR THE PERIOD ENDING OCTOBER 31, 1999
                                                                                                               Total
                               Common Stock         Preferred Stock      Additional        Accumulated     Stockholders'
                             Shares     Amount      Shares    Amount   Paid-in-Capital        Deficit         Equity
                           ----------  --------   ---------  -------   ---------------     -----------     ------------

Balance July 31, 1999      16,198,966  $ 16,199   4,067,087  $ 4,067     $ 8,275,574       $(8,439,693)     $ (143,853)

Contributed Capital                                                                                                  -

Net Loss                                                                                     $ (57,964)        (57,964)

Balance October 31, 1999   16,198,966  $ 16,199   4,067,087  $ 4,067     $ 8,275,574       $(8,497,657)     $ (201,817)


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND
-------------------------------------------------------------------------
RESULTS OF OPERATIONS
---------------------

Review of Operating Results

Seabourne Ventures, Inc.  (Seabourne)
-------------------------------------

         As previously disclosed in Form 10-QSB for the 2nd quarter of Fiscal Year 1999, all tuna packing operations have been suspended while Company management identifies and establishes the necessary means to take full control of the sourcing operation for raw material. The key to asserting this control is the deployment of the Company's own fleet of fishing and factory processing vessels.

ClipperNet Corporation, Inc.  (ClipperNet)
------------------------------------------

         On September 9, 1999, the Company's Board of Directors approved a plan to reorganize ClipperNet under which ClipperNet's management group will take control of that company. ClipperNet's common stock will be subject to a 20 to 1 reverse split which will reduce the Company's holdings in ClipperNet from 1,000,000 shares to 50,000. ClipperNet's management group collectively owns 1,015,702 shares of the Company's common stock which they will invest in ClipperNet in exchange for 1,523,554 shares of new issue ClipperNet common stock. Five creditors who were holding ClipperNet notes payable totalling $693,849 have converted these debt obligations into equity at the rate of $2.00/share into 346,925 shares of new issue ClipperNet common stock. As a result of these transactions, the Company's ownership position in ClipperNet has been reduced from 100% to 2.6% (50,000 shares out of 1,870,479 total outstanding).

         Under the reorganization agreement, the 1,015,702 shares of the Company's common stock surrendered by the ClipperNet management group are being held by an escrow agent, and the Company has an unconditional, ten-year option to repurchase these shares. This option can be exercised at the Company's discretion by tendering to ClipperNet whichever of the following has the lesser monetary value: 1) a cash payment of $4,570,659 or 2) its 50,000 shares of ClipperNet common stock. The cash payment is calculated on the basis of 1,015,702 shares multiplied by $4.50 (the agreed upon share value). The value of the Company's 50,000 shares will be based on the market price of the ClipperNet stock at the time the option is exercised.

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

Integrated Food Finance Corp. (IFFC)
------------------------------------

         On September 7, 1999, Morningstar Finance, Inc. filed Restated Articles of Incorporation changing its name to Integrated Food Finance Corp. IFFC continues to explore sources of financing for the various Company projects.


Capital Needs and Future Requirements

Seabourne
---------

         The Company continues to pursue the construction of six combination fishing/factory ships with an approximate cost of $180 million. The design of these fishing vessels has been completed. It is anticipated that the first of the vessels will be operational by the third quarter of fiscal year 2000.

ClipperNet
----------

         Given its reorganization, responsibility for identifying ClipperNet's capital needs and future requirements have been transferred from the Company to the new management group.

IFFC
----

         IFFC was organized for the purpose of obtaining debt financing for the Company's projects, specifically the construction of the fishing vessels and Project Harvest(R). IFFC continues to explore sources of financing for the various Company projects.

Capital-Intensive Projects

         Project Harvest(R) continues to advance through the development and planning process. Project Harvest(R) links global buyers and sellers of food products via secure internet connections, and it will enable them to consummate business to business E-commerce transactions. Buyers will be able to identify specific suppliers who meet their customized requirements for hazard control, food safety, process control, hygiene, manufacturing practices, financial stability and product quality. Project Harvest(R) will create the first global standard for the rating of factories and product quality. This business to business E-Commerce technology is expected to revolutionize the way food products are bought and sold worldwide.

         The Company's expected funding requirements to finish the software development, hire the management team and complete the business plan remains as previously disclosed at approximately $10 million. These funds will be provided from the proceeds of the Letter of Commitment.


ClipperNet

         Given its reorganization, responsibility for identifying ClipperNet's capital-intensive projects have been transferred from the Company to the new management group.


PART II - OTHER INFORMATION

Item 1 - Legal Proceedings
--------------------------

         The Company's previously disclosed civil action against Kennedy Funding, Inc. (KFI) remains under litigation. Certain facts deemed detrimental to the defendant were discovered during depositions, and the Company's complaint has been broadened to include two additional counts of fraud. A trial date for this matter has been set in the Superior Court of New Jersey, Bergen County Law Division, for March 6, 2000. The Company will continue to vigorously defend its position, and it remains confident it will receive a favorable final judgment. No adverse material outcome is expected.

Item 2 - Changes in Securities and Use of Proceeds
--------------------------------------------------

         During the covered period, there were no changes in the number of issued and outstanding shares in any class of the Company's securities. The total of Class A Common Stock issued and outstanding as of the end of the Company's first fiscal quarter is 16,198,966 shares.

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

         On October 8, 1999, the Board reappointed Oxford Transfer & Registrar as the Company's stock transfer agent.


Item 6 - Exhibits
-----------------

         On October 12, 1999, Form 8-K Current Report, Disposition of Assets was filed regarding ClipperNet. All relevant and previously disclosed exhibits incorporated by reference. No new exhibits are attached.

                                INDEX TO EXHIBITS

                                                                 Incorporated by
                                                Filed            Referenced from
No.      Exhibit Description                    Here     Form         Date        Exhibit

2.0      Documents Comprising
           the Reorganization of
           ClipperNet Corporation                No    10-KSB/A     12/20/99        2.0

3.8      Restated Articles of Incorporation
           of Morningstar Finance, Inc.          No    10-KSB/A     12/20/99        2.0

3.9      Bylaws of Morningstar
           Finance, Inc.                         No    10-KSB/A     12/20/99        2.0

                                   SIGNATURES

              Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.






                                   Integrated Food Resources, Inc.
                                   ----------------------------------
                                  (Registrant)


                                   /s/Alain L. de la Motte
                                   ----------------------------------
                                   Alain L. de la Motte
                                   Chief Executive Officer