Form 10KSB/A
period 1999-07-31
INTEGRATED FOOD RESOURCES INC
filed 1999-12-21
CIK 1072555

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 Amendment #1 to
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


          Subsequent to July 31, 1999, the Company was in the process of closing on $201,692,292 in senior secured notes to finance the construction of fishing vessels for the Company's food processing operations. Since it has no active operations as of July 31, 1999, the Company's closing of this financing arrangement , or its ability to obtain other debt or equity funding, will be critical for future operations. Management is confident that the proposed financing will be closed to allow suitable funding for anticipated future operations. This confidence is borne out by the Letter of Commitment for this loan that has been received and that is detailed in a later section of this report.



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