Form 10QSB
period 2000-01-31
INTEGRATED FOOD RESOURCES INC
filed 2000-03-13
CIK 1072555

SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.


                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTER PERIOD ENDED JANUARY 31, 2000


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

As of January 31, 2000, there were 16,198,966 shares of Class A Common Stock issued and outstanding.

PART I FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                           CONSOLIDATED BALANCE SHEET
                                    UNAUDITED
                             AS OF JANUARY 31, 2000

Assets

Current Assets
Cash                                                     $   103,070
Accounts Receivable                                           38,895
Intercompany Receivable                                            -
Inventory                                                          -
Prepaid Expenses                                             100,000
Prepaid Interest                                                   -
                                                         ------------
Total Current Assets                                         241,965

Fixed Assets
Office and Fact. Equip                                        12,582
Tuna Packing Plant                                                 -
Less Accumulated Depreciation                                 (8,164)
Land Held for Development                                 74,498,400
Valuation Adj-Foreign Land Grant                         (74,498,400)
Other Assets                                                   5,100
                                                         ------------
Total Fixed Assets                                             9,518

Intangible Assets
Goodwill                                                           -
Less: Amortization                                                 -
                                                         ------------
Total Intangible Assets                                            -

Total Assets                                             $   251,483
                                                         ============

Liabilities

Current Liabilities
Accounts Payable                                         $    84,269
Due from IFR                                                       -
Notes Payable (Stockholder)                                  437,425
Short Term Notes Payable                                     125,000
                                                         ------------
Total Current Liabilities                                    646,694

Long Term Liabilities
Longterm Capital Lease                                             -
Long Term Note Payable - Stockholder                               -
Long Term Note Payable - Third Party                               -
                                                         ------------
Total Long Term Liabilities                                        -


Total Liabilities                                            646,694

Equities
Preferred Stock, $.001 par value 10,000,000 shares
  authorized,  4,067,087 issued and outstanding                4,067
Additional  Paid-in-capital(Preferred)                     8,062,222
Class A Common Stock, $.001 par value, 50,000,000
  shares authorized,  16,198,966 issued and outstanding       16,199
Additional  Paid-in-capital(Common)                          213,352
Contributed Capital                                                -
Retained Earnings                                         (8,439,693)
Net Income                                                  (251,359)
                                                         ------------
Total Equity Accounts                                       (395,212)

Total Liablilities & Owners Equity                       $   251,483
                                                         ============

                        CONSOLIDATED STATEMENTS OF INCOME
                                    UNAUDITED
                     FOR THE PERIOD ENDING JANUARY 31, 2000

                                            Quarter Ended January 31            Six Months Ended January 31
                                             2000              1999               2000              1999
                                         -------------     -------------      -------------     -------------

Gross Sales                              $          -      $    266,155       $          -      $    433,245

Cost of Goods Sold                                  -            85,536                  -           148,746

Selling, General and Admin Expenses

Administrative/Consulting                     187,090           182,512            236,203           327,851
Other selling and general                           -           182,565                  -           316,623
Depreciation & Amortization                       871           127,136              1,742           255,518
Interest Expense                                6,434             4,184             13,414           110,968
Miscellaneous Expense                               -                 -                  -                 -
                                         -------------     -------------      -------------     -------------
Total Operating Exp.                          197,395           496,398            251,359           726,462

Total Income                                 (194,395)         (315,780)          (251,359)         (726,462)
                                         -------------     -------------      -------------     -------------

Other Income
Interest Income                                     -                 -                  -                 -
Miscellaneous Income                                -                 -                  -                 -
                                         -------------     -------------      -------------     -------------
Total Other Income                                  -                 -                  -                 -
                                         -------------     -------------      -------------     -------------

Net Income                               $   (194,395)     $   (315,780)          (251,359)         (726,462)
                                         =============     =============      =============     =============

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                    UNAUDITED
                     FOR THE PERIOD ENDING JANUARY 31, 2000

CASH FLOWS RLATED TO OPERATING ACTIVITIES
Net Loss                                                 $   (251,359)

Adjustments to reconcile net loss to cash from operating activities:

Depreciation and Amortization                                   1,742
Increase/Decrease in:
Receivables                                                    (5,042)
Note Receivable                                                     -
Inventories                                                         -
Prepaid Expenses                                                2,217
Accounts Payable                                               23,890
Accrued Liabilities                                                 -
                                                         -------------
Net Cash From Operating Activities                             22,807

Cash Flows Related Investing Activites
Purchase of Equipment                                            (231)
Tuna Packing Plant Costs                                            -
Other Assets                                                        -
Goodwill                                                            -
                                                         -------------
Net Cash from Investing Activities                               (231)

CASH FLOWS RELATED TO FINANCING ACTIVITIES
Proceeds from Short-Term Related-Party Notes Payable          205,325
Proceeds from Third-Party Notes Payable                       125,000
Proceeds from Long-Term Capital Lease                               -
Proceeds from Long-Term Third-Party Notes Payable                   -
Proceeds from Long Term Stockholders Notes Payable                  -
Issuance of Preferred Stock                                         -
Issuance of Common Stock                                            -
Additional Paid-in-Capital-Preferred                                -
                                                         -------------
Net Cash from Financing Activities                            330,325

Net Increase (Decrease) in Cash                               101,542

CASH, BEGINNING OF PERIOD                                       1,527

CASH, END OF PERIOD                                      $    103,069

            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                    UNAUDITED
                     FOR THE PERIOD ENDING JANUARY 31, 2000

                                 Common Stock            Preferred Stock                                               Total
                                 ------------            ---------------          Additional        Accumulated     Stockholders'
                              Shares      Amount        Shares      Amount      Paid-in-Capital       Deficit          Equity
                            ----------   --------     ---------   ---------     ---------------     -----------     -------------

Balance July 31, 1999       16,198,966   $ 16,199     4,067,087   $   4,067        $ 8,275,574      $(8,439,693)      $ (143,853)

Contributed Capital                                                                                                            -

Net Loss                                                                                               (251,359)        (251,359)

Balance January 31, 2000    16,198,966   $ 16,199     4,067,087   $   4,067        $ 8,275,574      $(8,691,052)      $ (395,212)

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND
-------------------------------------------------------------------------
RESULTS OF OPERATIONS
---------------------

Review of Operating Results

Seabourne Ventures, Inc.  (Seabourne)

         As previously disclosed in Form 10-QSB for the 2nd quarter of Fiscal Year 1999, all tuna packing operations have been suspended while Company management identifies and establishes the necessary means to take full control of the sourcing operation for raw material. The key to asserting this control remains the deployment of the Company's own fleet of fishing and factory processing vessels.

Integrated Food Finance Corp. (IFFC)

         Morningstar Finance, Inc., an Oregon corporation, was organized by the Company as a wholly owned subsidiary to obtain debt financing for the Company's projects. On September 7, 1999, it filed Restated Articles of Incorporation changing its name to Integrated Food Finance Corp.

         The Company received a Letter of Commitment dated November 17, 1999 from CDC Capital, Inc., an institutional lender and the U.S. affiliate of a major European financial institution, for $201,816,000. The loan will be made to IFFC, and when the commitment is funded, IFFC will issue its 7% Senior Notes due in December 2001 to this institutional lender. The loan will be collateralized by a stand-by letter of credit issued by a major European bank. It is the Company's intent to apply the proceeds from this funding arrangement to the construction of the fishing vessels and to the development of Project Harvest(R). The Company anticipates that the financing will be completed before the end of the 3rd quarter of fiscal year 2000.

         "Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995: Statements in this disclosure regarding IFR's business which are not historical facts are "forward-looking statements" that involve risks and uncertainties. These potential risks and uncertainties could cause actual results to differ from those contained in the forward-looking statements and include, without limitation, IFR's ability to prove its business model and gain operating efficiencies, its ability to enter different and diverse vertical markets, the effects of government regulation, its dependence on a limited number of enterprise customers and our limited relationships with buyers and sellers. These and other risk factors are described in detail the company's filings with the Securities and Exchange Commission.


Capital Needs and Future Requirements

Seabourne

         The Company's vision for Seabourne includes the construction of six combination fishing/factory ships at an approximate cost of $180 million. The design of these fishing vessels has been completed. It is anticipated that the first vessels will be operational by the fourth quarter of fiscal year 2001.

IFFC

         IFFC continues to pursue and investigate global funding opportunities in order to support the development and implementation of the Company's various projects. To date, IFFC's efforts have produced the Letter of Commitment. No other funding arrangements have been finalized.

Capital-Intensive Projects

         Project Harvest(R) continues to advance through the development and planning process. Project Harvest(R) is the Company's business-to-business, e-commerce platform. It will link global buyers and sellers of food products with each other, and enable them to conduct secure internet transactions. Buyers will be empowered to identify specific suppliers who meet their customized requirements for hazard control, food safety, process control, hygiene, manufacturing practices, financial stability and product quality. The Project Harvest(R) technology will enable suppliers to create a global customer base by broadening the reach of their marketing programs. Project Harvest(R) will create the first global rating standards for production facilities and product quality.

         The Company's expected funding requirements to finish the software development, hire the management team and complete the business plan remains as previously disclosed at approximately $10 million. These funds will be provided from the proceeds of the Letter of Commitment.


PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

         The Company's previously disclosed civil action against Kennedy Funding, Inc. (KFI) has been resolved through out-of-court settlement. Previous indications throughout the course of this action pointed to a judgement in the Company's favor. The Company has now been lead to believe that its position in this case has been impinged by factors beyond the its control. Given this change in circumstances, Management made the decision to pursue a negotiated settlement rather than continue to expend resources in this matter. The Company received a settlement from KFI in the amount of $27,000.

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

         On October 8, 1999, the Board reappointed Oxford Transfer & Registrar as the Company's stock transfer agent.

         On December 1, 1999, Mr. Hugh Latif tendered without reservation or disagreement his resignation from the Board of Directors.

ITEM 6 - EXHIBITS

                                INDEX TO EXHIBITS

                                                                                 Incorporated by
                                                       Filed                     Referenced from
No.      Exhibit Description                           Here         Form         Date      Exhibit
3.8      Restated Articles of Incorporation
         of Morningstar Finance, Inc.                   No         10-KSB      12/20/99      3.8

27       Financial Data Schedule                        Yes

99.1     Letter of Commitment from CDC
         Capital, Inc. dated November 17, 1999          No         10-SB       12/15/99     99.1

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