Form 10QSB
period 2000-04-30
INTEGRATED FOOD RESOURCES INC
filed 2000-06-19
CIK 1072555

SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.


                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE QUARTER PERIOD ENDED APRIL 30, 2000


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

As of April 30, 2000, there were 16,198,966 shares of Class A Common Stock issued and outstanding.

                          PART I FINANCIAL INFORMATION

                          ITEM 1 - FINANCIAL STATEMENTS

                           CONSOLIDATED BALANCE SHEET
                                    UNAUDITED
                              AS OF APRIL 30, 2000

Assets

Current Assets
Cash                                                $    42,492
Accounts Receivable                                      39,607
Intercompany Receivable                                       0
Inventory                                                     0
Prepaid Expenses                                         15,000
Prepaid Interest                                              0
                                                    ------------
Total Current Assets                                $    97,099

Fixed Assets
Office and Factory Equip                            $    13,663
Tuna Packing Plant                                            0
Less Accumulated Depreciation                            (9,035)
Land Held for Development                            74,498,400
Valuation Adj-Foreign Land Grant                    (74,498,400)
Other Assets                                              5,100
                                                    ------------
Total Fixed Assets                                  $     9,728

Intangible Assets
Goodwill                                            $         -
Less: Amortization                                            0
                                                    ------------
Total Intangible Assets                             $         -

Total Assets                                        $   106,828
                                                    ============

Liabilities

Current Liabilities
Accounts Payable                                    $   138,231
Due from IFR                                                  0
Notes Payable (Stockholder)                             437,425
Short Term Notes Payable                            $   125,000
                                                    ------------
Total Current Liabilities                           $   700,656

Long Term Liabilities
Longterm Capital Lease                              $         -
Long Term Note Payable - Stockholder                          0
Long Term Note Payable - Third Party                          0
                                                    ------------
Total Long Term Liabilities                         $         -

Total Liabilities                                   $   700,656

Equities
Preferred Stock, $.001 par value
  10,000,000 shares authorized,
  4,067,087 issued and outstanding                  $     4,067
Additional Paid-in-capital(Preferred)                 8,062,222
Class A Common Stock, $.001 par value,
  50,000,000 shares authorized,
  16,198,966 issued and outstanding                      16,199
Additional Paid-in-capital(Common)                      213,352
Contributed Capital                                           0
Retained Earnings                                    (8,439,693)
Net Income                                             (449,975)
                                                    ------------
Total Equity Accounts                               $  (593,828)

Total Liablilities & Owners Equity                  $   106,828
                                                    ============

                        CONSOLIDATED STATEMENTS OF INCOME
                                    UNAUDITED
                         FOR THE PERIOD ENDING APRIL 30

                                        Quarter Ended April 30             Nine Months Ended April 30
                                           2000          1999                  2000          1999
                                       -----------   -----------           -----------   -----------
Gross Sales                            $        -    $  260,478            $        -    $  693,723

Cost of Goods Sold                     $        -    $  213,699            $        -    $  362,446

Selling, General and Admin Expenses
Administrative/Consulting              $  183,039    $  231,804            $  370,129    $  574,586
Other selling and general                       0       109,986                     0       424,384
Depreciation & Amortization                 1,742       119,052                 2,613       374,567
Interest Expense                           13,299         6,968                19,733       119,041
Bad Debt Expense                           57,500             0                57,500             0
                                       -----------   -----------           -----------   -----------
Total Operating Exp.                   $  255,580    $  467,810            $  449,975    $1,492,578

Total Income                           $ (255,580)   $ (421,031)           $ (449,975)   $(1,161,301)
                                       -----------   -----------           -----------   -----------

Other Income
Interest Income                        $        -    $        -            $        -    $        -
Miscellaneous Income                            0             0                     0             0
                                       -----------   -----------           -----------   -----------
Total Other Income                     $        -    $        -            $        -    $        -
                                       -----------   -----------           -----------   -----------

Net Income                             $ (255,580)   $ (421,031)           $ (449,975)   $(1,161,301)
                                       ===========   ===========           ===========   ============


                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                    UNAUDITED
                      FOR THE PERIOD ENDING APRIL 30, 2000


Cash Flows Related to Operating Activities
Net Loss                                                            $ (449,975)

Adjustments to Reconcile Net Loss to
 Cash from Operating Activities
Depreciation and Amortization                                            2,613
Increase/Decrease in:
Receivables                                                             (5,754)
Note Receivable                                                              -
Inventories                                                                  -
Prepaid Expenses                                                        87,217
Accounts Payable                                                        77,852
Accrued Liabilities                                                          -
                                                                    -----------
Net Cash from Operating Activities                                     161,928

Cash Flows Related to Investing Activites
Purchase of Equipment                                                   (1,312)
Tuna Packing Plant Costs                                                     -
Other Assets                                                                 -
Goodwill                                                                     -
                                                                    -----------
Net Cash from Investing Activities                                      (1,312)

Cash Flows Related to Financing Activities
Proceeds from Short-Term Related-Party Notes Payable                   205,325
Proceeds from Third-Party Notes Payable                                125,000
Proceeds from Long-Term Capital Lease                                        -
Proceeds from Long-Term Third-Party Notes Payable                            -
Proceeds from Long Term Stockholders Notes Payable                           -
Issuance of Preferred Stock                                                  -
Issuance of Common Stock                                                     -
Additional Paid-in-Capital-Preferred                                         -
                                                                    -----------
Net Cash from Financing Activities                                     330,325
                                                                    -----------

Net Increase (Decrease) in Cash                                         40,966

Cash, Beginning of Period                                                1,527

Cash, End of Period                                                 $   42,493
                                                                    ===========

            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                    UNAUDITED
                      FOR THE PERIOD ENDING APRIL 30, 2000

                            Common Stock         Preferred Stock                                           Total
                        --------------------    -----------------      Additional        Accumulated    Stockholders'
                          Shares     Amount       Shares   Amount    Paid-in-Capital       Deficit         Equity
                        ----------  --------    ---------  ------    ---------------    ------------    -----------

Balance July 31, 1999   16,198,966  $ 16,199    4,067,087  $4,067      $ 8,275,574      $(8,439,693)    $ (143,853)

Contributed Capital                                                              -                               -

Net Loss                                                                                   (449,975)      (449,975)
                        ----------  --------    ---------  ------      -----------      ------------    -----------
Balance April 30, 2000  16,198,966  $ 16,199    4,067,087  $4,067      $ 8,275,574      $(8,889,668)    $ (593,828)
                        ==========  ========    =========  ======      ===========      ============    ===========


Item 2 - Management's Discussion and Analysis of Financial Conditions and Results of Operations

Review of Operating Results

Seabourne Ventures, Inc.  (Seabourne)

         As previously disclosed in Form 10-QSB for the 2nd quarter of Fiscal Year 1999, all tuna packing operations have been suspended while Company management identifies and establishes the necessary means to take full control of the sourcing operation for raw material. The key to asserting this control remains the Company's acquisition and deployment of its own fleet of state-of-the-art fishing and factory processing vessels. Discussions with shipyards and naval architects/engineers continues.

Integrated Food Finance Corp. (IFFC)

         IFFC, the Company's wholly owned subsidiary, was formed to secure debt financing for the Company's subsidiaries and projects. IFFC signed a Senior Note and Note Purchase Agreement within favor of CDC Financial Products, Inc. (CDC) for $201,816,000. CDC and IFFC executed an Escrow agreement with Citibank, N.A. for closing to take place in escrow, and CDC deposited the funds for closing within a 10 day period. Simultaneously, IFFC had entered into a contractual agreement with Mid-State Land Developers, Inc. (MSLD) for the issuance of a standby letter of credit in favor of CDC as an instrument designed to enhance the credit risk of IFFC's Note.

         After funds were deposited in escrow and IFFC paid all escrow closing fees, the credit enhancement group failed to meet its obligations within the required time frame. As a result, this transaction did not close as anticipated. The opportunity exists to reopen the negotiations with CDC at a later time, however IFFC has now turned its attention to identifying other sources of long-term debt and equity financing. The company is close to completing negotiations with third party investors, and appropriate announcements will be made in due course

         The failure to close as anticipated has resulted in a net loss to the company of approximately $500,000 including interest, legal fees, escrow fees and miscellaneous expenses. The Company is evaluating the possibility of legal action against MSLD for the recovery of its expenses. A decision has not been made yet.

         In Form 10-QSB for the second quarter of fiscal year 2000, the Company reported it had reached a $27,500 out-of-court settlement in its previously disclosed lawsuit against Kennedy Funding Inc. (KFI). During the period covered by this report, the Company has taken a one-time bad debt expense totalling $57,500 to account for the loss of the unrecovered portion of the funds paid to KFI.

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

IFFC

         IFFC continues to pursue and investigate global funding opportunities in order to support the development and implementation of the Company's various projects. While prospects remain optimistic, no funding arrangements have yet been finalized. Without a fresh injection of equity, the Company does not have sufficient liquidity to continue operation past the end of its fiscal year end. Management's entire time is now focussed on the negotiation of fresh equity and/or credit-enhanced debt.

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

         The Company's expected funding requirements to finish the software development, hire the management team and complete the business plan remains as previously disclosed at approximately $10 million. These funds will be provided from the proceeds of the long-term financing currently being pursued by IFFC.


PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

         During the covered period, no legal proceedings were initiated by the Company, nor were there any such proceedings brought against the Company.

Item 2 - Changes in Securities and Use of Proceeds

         During the covered period, there were no changes in the number of issued and outstanding shares in any class of the Company's securities. The total of Class A Common Stock issued and outstanding as of the end of the Company's third fiscal quarter is 16,198,966 shares.

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

         In anticipation of the transaction with MSLD, the Board of IFFC on February 22, 2000 appointed Kenneth Don Henry as a director of IFFC to represent the credit enhancement group on the Board of Directors. Due to MSLD's failure to perform, Mr. Henry was asked to resign his position as a director and officer of IFFC, and on April 4, 2000, the Board of IFFC accepted his resignation.

         On March 2, 2000, the Company's Board of Directors approved a stock option program. The salient points of this program are:
         - covered directors of the Company: Alain de la Motte, Alan Resnik, Jim McKenzie
         -   covered directors of IFFC: Bob West, Dave Ramer
         -   covered director of Seabourne: Harald Kvalo
         - covered individuals to be issued options for 100,000 shares with vesting to occur over 2 years at the rate of 50,000 per year; Bob West to be issued options for 150,000 shares with vesting to occur over 2 years at the rate of 75,000 per year
         - 650,000 shares of the Company's common stock allocated for the program
         -   options set to expire on March 15, 2005
         - exercise price of the options set at $1.00 (the trading price at the time of the Board's decision)
         -   option plan subject to review by corporate legal counsel

Item 6 - Exhibits

         On March 28, 2000 Form 8-K Current Report was filed regarding the Execution of Note Agreement, Note and Escrow Agreement between IFFC and CDC. All relevant and previously disclosed exhibits incorporated by reference.

INDEX TO EXHIBITS

No.      Exhibit Description        Filed Here

27       Financial Data Schedule    Yes

                                   SIGNATURES

              Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.






                                   Integrated Food Resources, Inc.
                                   ----------------------------------
                                  (Registrant)


June 19, 2000                      /s/Alain L. de la Motte
-------------                      ----------------------------------
                                   Alain L. de la Motte
                                   Chief Executive Officer